Form 10-Q
period 1994-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-03
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 1994                                             33-27042-NY
---------------------                                    ----------------------

                          FINANCIAL EXPRESS CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               93-0996537
----------------------------                             ----------------------
(State of other jurisdiction                                   (IRS Employer
of incorporation)                                         Identification Number)


P. O. Box 974, Rancho Santa Fe, California                        92067
------------------------------------------               ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                     NONE                                         NONE
                    ------                                       ------
         (Title of Each Class)                           (Name of Each Exchange
                                                          on which Registered)

         Securities registered pursuant to Section 12 (g) of the Act:

                                     Common
                                   ----------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         (1)    Yes        No  X  **        (2)   Yes  X     No
                     -----     -----                 -----     -----

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1994 was 3,704,900. The aggregate common stock held by non-affiliates on March 31, 1994 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until June of 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                     Page No.
                          Part I. Financial Information
                          ------ ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at March 31, 1994 and
                    December 31, 1993                                         3

                  Statements of Operations - for the
                    quarters ended March 31, 1994
                    and March 31, 1993                                        4

                  Statement of Cash Flows - for the
                    quarters ended March 31, 1994
                    and March 31, 1993                                        5

                  Notes to Financial Statements                               6

                  Item 2.   Management's Discussion and
                  ------    Analysis of Financial Cond-
                            ition and Results of Operations                   8

                  Item 3.   Quantitative and Qualitative
                  ------    Disclosures About Market Risk                     8


                           Part II. Other Information
                           -------  -----------------
                  Item 4.   Submission of Matters to a
                  ------    Vote of Security Holders                          9

                  Item 5.   Other Information                                 9
                  ------


                  Item 6.   Exhibits and Reports on Form 8-K                  9
                  ------
                                       2

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 1994 and December 31, 1993

                  Assets
                                                     March 31   December 31
                                                    ---------    ---------
Intangible assets,
  net of accumulated
  amortization of $205,335
  and $187,737                                      $ 146,615    $ 164,213
                                                    ---------    ---------

Total assets                                        $ 146,615    $ 164,213
                                                    =========    =========


                      Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                           $   1,150    $   1,150
Due to officer                                          2,150        2,150
                                                    ---------    ---------

   Total current liabilities                            3,300        3,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                3,705        3,705
Additional paid in-capital                            408,641      408,641
Losses accumulated during the
  development stage                                  (269,031)    (251,433)
                                                    ---------    ---------

   Total stockholders' equity                         143,315      160,913
                                                    ---------    ---------

Total liabilities
  and stockholders' equity                          $ 146,615    $ 164,213
                                                    =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 1994 and 1993

                                                    1994               1993
                                                 -----------        -----------

Income                                           $      --          $      --

Operating expenses:
Amortization                                          17,598             17,598

Total operating expenses                              17,598             17,598
                                                 -----------        -----------

Net loss                                         $   (17,598)       $   (17,598)
                                                 ===========        ===========

Loss per share                                   $      (.05)       $      (.05)
                                                 ===========        ===========

         Weighted average
           shares outstanding                      3,704,900          3,704,900
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 1994 and 1993

                                   (Unaudited)




                                                         1994            1993
                                                       --------        --------

Net income (loss)                                      $ 17,598        $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                        (17,598)         17,598
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1994


1.      Summary of significant accounting principles
        --------------------------------------------

             General
             -------

          Financial Express Corporation (the "Company") was originally incorporated in the State of Nevada on January 5, 1989, as Harley Equities, Inc. ("Harley"), and was formed to purchase, merge with or acquire any business or assets which management believed had the potential for being profitable. Through a series or transactions, Harley acquired all of the stock of Financial Express Corporation, a Delaware corporation and development stage enterprise organized to develop and commercialize a distinctive nationwide service for processing and clearing checks and other bank transactions. The only assets of the acquired Company consisted of intangible assets comprised of intellectual properties, vendor relationships and customer relationships established during the development of the service. In connection with the transaction, the Company changed its name to Financial Express Corporation.

             Presentation
             ------------

          The Company's 1994 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

          The Company's continued existence is dependent upon its ability to finance continued product development and marketing programs by the acquisition of additional equity or debt financing, or in the procurement of a suitable merger candidate. While pursuing such opportunities, the Company must continue to operate on the limited resources by the Company's officers.

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1994


1.       Summary of significant accounting principles (continued)
         --------------------------------------------------------

             Intangible assets
             -----------------

          Intangible assets are carried at cost, and are comprised of intellectual properties and vendor and potential customer relationships. Amortization is provided using the straight-line method over five years.


2.       Capitalization
         --------------

          In June 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows:

                                                             Exercise
              Warrants     Total                               Price
      Class   Per Unit     Warrants     Expiration date      Per Share
      -----   --------     --------     ---------------      ---------

        A        16        256,000      June 3, 1996           $5.50
        B        16        256,000      June 3, 1996           $6.00

Item 2.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations
          -----------------------------------


     The Company's only transactions during the current quarter and year to date for 1994 and 1993 are the amortization of intangibles as the company had no operating activities. Therefore there is no significant change between 1994 and 1993 activities.

     Management is pursuing various alternatives in an attempt to solve its liquidity problems, such as the sale of assets and the possible acquisition of additional equity financing.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 1993.

PART II   Other Information.
-------   -----------------


Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          None

Item 5.   Other Information.
------    -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------


          None


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

FINANCIAL EXPRESS CORPORATION


By: /s/   Frank Baldwin                          Date:  June 16, 2000
   ----------------------------
   Frank Baldwin
   President and director