Form 10-Q
period 1994-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-03
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    June 30, 1994                                              33-27042-NY
   ---------------                                       ----------------------


                          FINANCIAL EXPRESS CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               93-0996537
----------------------------                             ----------------------
(State of other jurisdiction                                  (IRS Employer
of incorporation)                                        Identification Number)


P. O. Box 974, Rancho Santa Fe, California                        92067
------------------------------------------               ----------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                 NONE                                       NONE
                ------                                     ------
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 1994 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 1994 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until June of 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                      Page No.
                         Part I. Financial Information
                         ------  ---------------------

                  Item 1.           Financial Statements (Unaudited)
                  ------            --------------------------------

                  Balance Sheets - at June 30, 1994 and
                    December 31, 1993                                         3

                  Statements of Operations - for the
                    quarters ended June 30, 1994
                    and June 30, 1993                                         4

                  Statements of Operations - for the
                    two quarters ended June 30, 1994
                    and June 30, 1993                                         5

                  Statement of Cash Flows - for the
                    three months ended June 30, 1994
                    and June 30, 1993                                         6

                  Statement of Cash Flows - for the
                    two quarters ended June 30, 1994
                    and June 30, 1993                                         7

                  Notes to Financial Statements                               8

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations                 9


                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk                  10

                           Part II. Other Information
                           -------  -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                       10

                  Item 5.     Other Information                              11
                  ------

                  Item 6.     Exhibits and Reports on Form 8-K               11
                  ------
                                       2

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                       June 30, 1994 and December 31, 1993

                  Assets
                                                          June 30    December 31
                                                         ---------    ---------
        Intangible assets,
          net of accumulated
          amortization of $222,933
          and $187,737                                   $ 129,017    $ 164,213
                                                         ---------    ---------

        Total assets                                     $ 129,017    $ 164,213
                                                         =========    =========


                          Liabilities and Stockholders' Equity

        Current liabilities:
        Accrued professional fees                        $   1,150    $   1,150
        Due to officer                                       2,150        2,150
                                                         ---------    ---------

           Total current liabilities                         3,300        3,300

        Stockholders' equity:
        Common stock $.001 par value;
          25,000,000 shares
          authorized; 3,704,900
          issued and outstanding                             3,705        3,705
        Additional paid in-capital                         408,641      408,641
        Losses accumulated during the
          development stage                               (286,629)    (251,433)
                                                         ---------    ---------

           Total stockholders' equity                      125,717      160,913
                                                         ---------    ---------

        Total liabilities
          and stockholders' equity                       $ 129,017    $ 164,213
                                                         =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 1994 and 1993

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
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                For the two quarters ended June 30, 1994 and 1993

                                                    1994               1993
                                                 -----------        -----------

Income                                           $      --          $      --

Operating expenses:
Amortization                                          35,196             35,196

Total operating expenses                              35,196             35,196
                                                 -----------        -----------

Net loss                                         $   (35,196)       $   (35,196)
                                                 ===========        ===========

Loss per share                                   $      (.09)       $      (.09)
                                                 ===========        ===========

         Weighted average
           shares outstanding                      3,704,900          3,704,900
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                  For the quarters ended June 30, 1994 and 1993

                                   (Unaudited)




                                                         1994            1993
                                                       --------        --------

Net loss                                               $(17,598)       $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         17,598          17,598
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                For the two quarters ended June 30, 1994 and 1993

                                   (Unaudited)




                                                         1994            1993
                                                       --------        --------

Net loss                                               $(35,196)       $(35,196)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         35,196          35,196
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1994


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

                                  June 30, 1994


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