Form 10-Q
period 1994-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-03
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 1994                                           33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1994 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1994 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until June of 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                       Page No.
                          Part I. Financial Information
                          ------ ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at September 30, 1994 and
                    December 31, 1993                                         3

                  Statements of Operations - for the
                    quarters ended September 30, 1994
                    and September 30, 1993                                    4

                  Statements of Operations - for the
                    two quarters ended September 30, 1994
                    and September 30, 1993                                    5

                  Statement of Cash Flows - for the
                    three months ended September 30, 1994
                    and September 30, 1993                                    6

                  Statement of Cash Flows - for the
                    two quarters ended September 30, 1994
                    and September 30, 1993                                    7

                  Notes to Financial Statements                               8

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations                 9


                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk                  10

                           Part II. Other Information
                           -------  -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                       10

                  Item 5.     Other Information                              11
                  ------


                  Item 6.     Exhibits and Reports on Form 8-K               11
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                    September 30, 1994 and December 31, 1993

                  Assets
                                                 September 30  December 31
                                                   ---------    ---------
Intangible assets,
  net of accumulated
  amortization of $240,531
  and $187,737                                     $ 111,419    $ 164,213
                                                   ---------    ---------

Total assets                                       $ 111,419    $ 164,213
                                                   =========    =========


                     Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                          $   1,150    $   1,150
Due to officer                                         2,150        2,150
                                                   ---------    ---------

   Total current liabilities                           3,300        3,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                               3,705        3,705
Additional paid in-capital                           408,641      408,641
Losses accumulated during the
  development stage                                 (304,227)    (251,433)
                                                   ---------    ---------

   Total stockholders' equity                        108,119      160,913
                                                   ---------    ---------

Total liabilities
  and stockholders' equity                         $ 111,419    $ 164,213
                                                   =========    =========

                             See accompanying notes

                         FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1994 and 1993

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
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
            For the three quarters ended September 30, 1994 and 1993

                                                    1994               1993
                                                 -----------        -----------

Income                                           $      --          $      --

Operating expenses:
Amortization                                          52,794             52,794

Total operating expenses                              52,794             52,794
                                                 -----------        -----------

Net loss                                         $   (52,794)       $   (52,794)
                                                 ===========        ===========

Loss per share                                   $      (.14)       $      (.14)
                                                 ===========        ===========

         Weighted average
           shares outstanding                      3,704,900          3,704,900
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

               For the quarters ended September 30, 1994 and 1993

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
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

            For the three quarters ended September 30, 1994 and 1993

                                   (Unaudited)




                                                         1994            1993
                                                       --------        --------

Net loss                                               $(52,794)       $(52,794)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         52,794          52,794
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1994


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

                               September 30, 1994


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