Form 10-K
period 1994-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-04
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file number
    December 31, 1994                                         33-27042-NY
-------------------------                               ----------------------


                          FINANCIAL EXPRESS CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              93-0996537
----------------------------                            -----------------------
(State of other jurisdiction                                 (IRS Employer
of incorporation)                                       Identification Number)

 P. O. Box 974, Rancho Santa Fe, California                     92067
-------------------------------------------             --------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                     NONE                                         NONE
                    ------                                       ------
         (Title of Each Class)                         (Name of Each Exchange
                                                         on which Registered)

         Securities registered pursuant to Section 12 (g) of the Act:

                                     Common
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   (1)      Yes      No  X  **                 (2)      Yes  X   No
               -----   -----                               -----   -----

The number of shares of the Common Stock of the registrant outstanding as of December 31, 1994 was 3,704,900. The aggregate common stock held by non-affiliates on December 31, 1994 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until June of 2000.

                                 FORM 10-K INDEX

                                     PART I


Item 1.  Business                                                             3

Item 2.  Properties                                                           3

Item 3.  Legal Proceedings                                                    3

Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                   3


                                     PART II

Item 5.  Market for Registrant's Common Equity and
                    Related Stockholders Matters                              4

Item 6.  Selected Financial Data                                              5

Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       6

Item 7A.          Quantitative and qualitative disclosures
                    about market risk

Item 8.  Financial Statements and Supplementary Data                          7

Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    7


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       7

Item 11. Executive Compensation                                               7

Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                                     8

Item 13. Certain Relationships and Related Transactions                       8


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                       8

          A-1  Financial statements at December 31, 1994 Financial statements at
               December 31, 1993 Financial statements at December 31, 1992
          A-2  Financial statement schedules (None)
          A-3  Exhibits (None)
          B    Reports on Form 8-K

Item 1.  Business
         --------

GENERAL

         Financial Express Corporation (the "Company") was originally incorporated in the state of Nevada on January 5, 1989 as Harley Equities, Ltd., to purchase, merge with or acquire any business or assets which management believed had the potential for being profitable. During May of 1991, through a series of transactions, Harley acquired all of the outstanding stock of Financial Express Corporation, a development stage enterprise organized to develop and commercialize a distinctive nationwide service for processing and clearing checks and related bank transactions. The only assets of the acquired Company consisted of intangible assets comprised of intellectual properties, vendor relationships and customer relationships established during the development of the service.

         Concurrent with the acquisition, the Company changed the Corporate name to Financial Express, Corporation. The Company expended all of its liquidity during 1991 in the search for financing in order to properly develop and market its product. The Company is currently in the process of searching for financing and/or potential merger candidates to carry on the Company's existing or other business opportunities.

         The Company currently has no employees.


Item 2.  Properties
         ----------

         The Company does not currently own or lease any properties. The directors provide office space at no charge to the Company.


Item 3.  Legal Proceedings
         -----------------
         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters
         ---------------------------

                             (a) Market Information

         There is no market information established for the Company.

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 1994 was 35.


                                  (c) Dividends

         The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business and does not presently intend to pay any cash dividends on its Common Stock.

                             (d) Stock transactions

         On May 1, 1991, the Registrant issued 3,500,000 shares of its Common Stock in exchange for all of the issued and outstanding Common Stock of Financial Express Corporation, Westlake, California, a business recently organized to develop and commercialize a distinctive nationwide service of processing the clearance of checks and related bank items. Prior to the completion of such transaction, there was issued and outstanding 138,000 Common Shares of the Registrant. The shareholders of Financial Express Corporation acquiring the shares of the Registrant are Phil E. Pearce, Frank G. Baldwin and
D. Lee Falls, who acquired 1,166,667, 1,166,666 and 1,166,666 shares, respectively of the Registrant. Simultaneously with the completion of the transaction, Messrs. Pearce, Falls and Baldwin were elected directors of the Company and following completion of the transaction Howard Bronson, Isidor Friedenberg and Donald Weinberger resigned as officers and directors of the Company. Such resignations did not involve any disagreement with the Registrant. The Board of Directors has elected Mr. Pearce, Chairman, Mr. Falls, President, and Mr. Baldwin, Executive Vice President and Secretary of the Company. Following completion of the transaction, each of them own 31.6% of the issued and outstanding Common Stock of the Registrant.

In connection with these transactions, the holders of Underwriter's Unit Purchase Warrant Agreements and Certificates issued by the Registrant in connection with the Registrant's initial public offering in June, 1990, agreed to cancel their demand registration rights and limit their piggy-back registration rights such that they not be exercisable after expiration of the Registrant's Class A or Class B Redeemable Stock Purchase Warrants. In addition, Westminster Securities Corporation, who acted as underwriter in connection with the Registrant's firm commitment public offering, agreed to a modification of
Section 5 of the Registrant's Underwriting Agreement respecting the underwriter's "first right of refusal" on future offerings to limit such right to public offerings of the securities of the Registrant in amounts not to exceed $5,000,000.


Item 6.  Selected Financial Data
         -----------------------

                            1994       1993        1992        1991        1990
                           ------     ------      ------      ------      ------

Revenues                    --          --          --           839       1,662

Net profit (loss)        (72,890)    (73,690)    (70,820)   (107,500)        577

Net profit (loss)
  per share                 (.02)       (.02)       (.02)      (.029)      .0036

Total assets              93,823     164,213     234,603     306,031      56,273

Working Capital           (5,800)     (3,300)       --           430      55,823

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -------------

        The following results of operations for the fiscal years ended December 31, 1992, 1993 and 1994 should be read in conjunction with the financial statements and notes pertaining thereto appearing elsewhere in this Form 10-K.

                                      1994             1993             1992
                                      ----             ----             ----

Revenues                          $      --        $      --        $      --
Expenses                               72,890           73,690           70,820
                                  -----------      -----------      -----------

         Net loss                     (72,890)         (73,690)     $   (70,820)
                                  ===========      ===========      ===========

Weighted average common
  shares outstanding                3,704,900        3,704,900        3,704,900
                                  ===========      ===========      ===========

Loss per common share             $     (.020)     $     (.020)     $     (.019)
                                  ===========      ===========      ===========


        The Company's activity during the fiscal year ended December 31, 1994 consisted primarily of exploring various financing and investment opportunities.

        As discussed in Note 1 to the Financial Statements, the Company's continued existence is dependent upon its ability to resolve its liquidity problems by the acquisition of additional equity financing, or the achievement of profitable operations. Management believes that profitable operations will be achieved within the next two years, based upon the Company's current planned operating activities made possible by various possible equity and debt capital options.

        Liquidity. The Company currently has a short term liquidity problem, as evidenced by its current working capital deficit of $(5,800). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

           YEAR ENDED DECEMBER 31, 1994 COMPARED TO DECEMBER 31, 1993

        Operating expenses, exclusive of amortization, were insignificant due to the company's inactivity.

           YEAR ENDED DECEMBER 31, 1993 COMPARED TO DECEMBER 31, 1992

        Operating expenses, exclusive of amortization, were insignificant due to the company's lack of working capital. The Company has no fixed operational financial commitments and management was able to avoid incurring any significant expenses during the year.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Reference is made to the financial statements included later in this report under Item 14.


Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

         None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                         Age              Position
----                         ---              --------

Phil E. Pierce               65               Chairman, Treasurer and
                                              Director
Frank G. Baldwin             64               President, Secretary, and
                                              Director

         The Directors will serve until the next annual meeting of shareholders or until their successors have been elected.

         The Officers are elected annually by the Directors and serve at the discretion of the Board of Directors.


Item 11. Executive Compensation
         ----------------------

         None.

Item 12. Security Ownership of Certain Beneficial
         -----------------------------------------
         Owners and Management
         ---------------------

Name and Address of             Number of Shares of                 Percentage
Beneficial Owner                Common Stock Owned                 of Ownership
----------------                ------------------                 ------------

Phil E. Pearce                      1,166,666                          31.5%
6624 Greenleaf Court
Charlotte, NC  28270

D. Lee Falls                        1,166,667                          31.5%
633 W. Fifth Street, #3675
Los Angeles, CA  90071

Frank G. Baldwin                    1,166,667                          31.5%
P. O. Box 974
Rancho Santa Fe, CA 92067
                                    ---------                          ----

All Officers and Directors
  as a group                        3,500,000                          94.5%
                                    =========                          ====




Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 1994,
                  1993 and 1992
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                           May 1, 1991

                             Henson & Company, CPA's
                       87 North Raymond Avenue Sixth Floor
                               Pasadena, CA 91103
                        (626) 792-0666 Fax (626) 683-0099
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation (a development stage enterprise) at December 31, 1994 and 1993 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 1994 and 1993, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1994, 1993, and 1992 in conformity with generally accepted accounting principles.

The accompanying 1994 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 1994 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 1994 financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Pasadena, California               By:
                                       ------------------------------------
June 22, 2000                          Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                           December 31, 1994 and 1993

                  Assets
                                                          1994           1993
                                                          ----           ----
Intangible assets,
  net of accumulated
  amortization of $258,127
  and $187,737                                         $  93,823      $ 164,213
                                                       ---------      ---------

Total assets                                           $  93,823      $ 164,213
                                                       =========      =========


         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $   3,650      $   1,150
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                               5,800          3,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Losses accumulated during the
  development stage                                     (324,323)      (251,433)
                                                       ---------      ---------

   Total stockholders' equity                             88,023        160,913
                                                       ---------      ---------

Total liabilities
  and stockholders' equity                             $  93,823      $ 164,213
                                                       =========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992

                                          1994           1993           1992
                                          ----           ----           ----

Income                                $      --      $      --      $      --

Operating expenses:
         Amortization                      70,390         70,390         70,390
         Bank charges                        --             --               41
         Legal and
           professional fees                2,500          3,300           --
         Travel and
           marketing expenses                --             --              389
                                      -----------    -----------    -----------

         Total operating expenses          72,890         73,690         70,820
                                                     -----------    -----------

         Net loss                     $   (72,890)   $   (73,690)   $   (70,820)
                                      ===========    ===========    ===========

         Loss per share               $      (.02)   $      (.02)   $      (.02)
                                      ===========    ===========    ===========

         Weighted average
           shares outstanding           3,704,900      3,704,900      3,704,900
                                      ===========    ===========    ===========

                             See accompanying notes


                                                FINANCIAL EXPRESS, INC.
                                           STATEMENT OF STOCKHOLDERS' EQUITY
                                For the Years Ended December 31, 1994, 1993, and 1992

                                                                            Additional                           Total
                                                Common Stock                 Paid In        Accumulated       Stockholders'
                                            Shares          Amount           Capital          Deficit           Equity
                                            ------          ------           -------          -------           ------

Balances at December 31, 1991             3,704,900        $   3,705        $ 408,641        $(106,923)        $ 305,423

Net loss                                       --               --               --            (70,820)          (70,820)
                                          ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1992             3,704,900            3,705          408,641         (177,743)          234,603

Net loss                                       --               --               --            (73,690)          (73,690)
                                          ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1993             3,704,900            3,705          408,641         (251,433)          160,913

Net loss                                       --               --               --            (72,890)          (72,890)
                                          ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1993             3,704,900        $   3,705        $ 408,641        $(324,323)        $  88,023
                                          =========        =========        =========        =========         =========





                                                   See accompanying notes

                                                            12

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992

                                             1994          1993           1992
                                             ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $(72,890)     $(73,690)     $(70,820)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                             70,390        70,390        70,390
    (Increase) decrease in:
       Accounts
       receivable - officer                    --            --           1,038
       Increase (decrease) in:
       Bank overdraft                          --            (608)
       Accrued liabilities                    2,500         3,300          --
                                           --------      --------      --------

  Net cash used
    by operating activities                    --            --            --
                                           --------      --------      --------

NET INCREASE IN CASH                           --            --            --

CASH - BEGINNING OF PERIOD                     --            --            --
                                           --------      --------      --------

CASH - END OF PERIOD                       $   --        $   --        $   --
                                           ========      ========      ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1994, 1993 and 1992


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

                        December 31, 1994, 1993 and 1992


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


3.      Stock Transactions
        ------------------

          On March 26, 1991 the Company issued 15,000 shares of common stock to certain officers of Westminster Securities Corporation holding Underwriters Purchase Warrants in exchange for their agreement to modifications (see May 1, 1991 stock transaction below) to the Underwriting Agreement and Underwriters Purchase Warrant Agreements.

          On May 1, 1991, The Company issued 3,500,000 shares of its common stock in exchange for all the issued and outstanding common stock of Financial Express Corporation, a development stage enterprise organized to develop and commercialize a distinctive nationwide service of processing the clearance of checks and related bank items.

          During 1990, the Company retained Howard Bronson and Co. to act as its financial public relations counsel. In 1991, in connection therewith and for prior services rendered, the Company issued 51,500 shares of common stock to Howard Bronson and Co.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

FINANCIAL EXPRESS CORPORATION


By: /s/  Frank Baldwin                      Date: June 16, 2000
   ----------------------------                   -------------
   Frank Baldwin
   President and director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                               DATE


/s/  Phil Pierce                              June  19, 2000
-------------------------------                    -----
Phil Pierce
Chairman, Treasurer,
and Director



/s/  Frank G. Baldwin                         June  16, 2000
-------------------------------                    -----
Frank G. Baldwin, Executive Vice
President, Secretary and Director