Form 10-Q
period 1995-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-04
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 1995                                             33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1995 was 3,704,900. The aggregate common stock held by non-affiliates on March 31, 1995 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until June of 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                      Page No.
                          Part I. Financial Information
                          ------ ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at March 31, 1995 and
                    December 31, 1994                                         3

                  Statements of Operations - for the
                    quarters ended March 31, 1995
                    and March 31, 1994                                        4

                  Statement of Cash Flows - for the
                    quarters ended March 31, 1995
                    and March 31, 1994                                        5

                  Notes to Financial Statements                               6

                  Item 2.   Management's Discussion and
                            Analysis of Financial Cond-
                            ition and Results of Operations                   8

                  Item 3.   Quantitative and Qualitative
                            Disclosures About Market Risk                     8


                           Part II. Other Information
                           -------  -----------------
                  Item 4.   Submission of Matters to a
                            Vote of Security Holders                          9

                  Item 5.   Other Information                                 9
                  ------


                  Item 6.   Exhibits and Reports on Form 8-K                  9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 1995 and December 31, 1994

                  Assets
                                                  March 31     December 31
                                                  ---------    ---------
Intangible assets,
  net of accumulated
  amortization of $205,335
  and $187,737                                    $  76,225    $  93,823
                                                  ---------    ---------

Total assets                                      $  76,225    $  93,823
                                                  =========    =========


                    Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                         $   3,650    $   3,650
Due to officer                                        2,150        2,150
                                                  ---------    ---------

   Total current liabilities                          5,800        5,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                              3,705        3,705
Additional paid in-capital                          408,641      408,641
Losses accumulated during the
  development stage                                (341,921)    (324,323)
                                                  ---------    ---------

   Total stockholders' equity                        70,425       88,023
                                                  ---------    ---------

Total liabilities
  and stockholders' equity                        $  76,225    $  93,823
                                                  =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 1995 and 1994

                                                     1995               1994
                                                 -----------        -----------

Income                                           $      --          $      --

Operating expenses:
Amortization                                          17,598             17,598

Total operating expenses                              17,598             17,598
                                                 -----------        -----------

Net loss                                         $   (17,598)       $   (17,598)
                                                 ===========        ===========

Loss per share                                   $      (.05)       $      (.05)
                                                 ===========        ===========

         Weighted average
           shares outstanding                      3,704,900          3,704,900
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 1995 and 1994
                                                   --       --

                                   (Unaudited)




                                                        1995             1994
                                                       --------        --------

Net income (loss)                                      $ 17,598        $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                        (17,598)         17,598
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995


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

             Presentation
             ------------

          The Company's 1995 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

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

                                 March 31, 1995


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

Item 2.           Management's Discussion and Analysis of Financial
------            Condition and Results of Operations
                  -----------------------------------

     The Company's only transactions during the current quarter and year to date for 1995 and 1994 are the amortization of intangibles as the company had no operating activities. Therefore there is no significant change between 1995 and 1994 activities.

     Management is pursuing various alternatives in an attempt to solve its liquidity problems, such as the sale of assets and the possible acquisition of additional equity financing.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 1994.

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