Form 10-Q
period 1995-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-04
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    June 30, 1995                                               33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 1995 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 1995 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                     Page No.
                         Part I. Financial Information
                         ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at June 30, 1995 and
                    December 31, 1994                                         3

                  Statements of Operations - for the
                    quarters ended June 30, 1995
                    and June 30, 1994                                         4

                  Statements of Operations - for the
                    two quarters ended June 30, 1995
                    and June 30, 1994                                         5

                  Statement of Cash Flows - for the
                    three months ended June 30, 1995
                    and June 30, 1994                                         6

                  Statement of Cash Flows - for the
                    two quarters ended June 30, 1995
                    and June 30, 1994                                         7

                  Notes to Financial Statements                               8

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations                 9


                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk                  10

                           Part II. Other Information
                           -------  -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                       10

                  Item 5.     Other Information                              11
                  ------


                  Item 6.     Exhibits and Reports on Form 8-K               11
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                       June 30, 1995 and December 31, 1994

                  Assets
                                                   June 30    December 31
                                                  ---------    ---------
 Intangible assets,
   net of accumulated
   amortization of $222,933
   and $187,737                                   $  58,627    $  93,823
                                                  ---------    ---------

 Total assets                                     $  58,627    $  93,823
                                                  =========    =========


                     Liabilities and Stockholders' Equity

 Current liabilities:
 Accrued professional fees                        $   3,650    $   3,650
 Due to officer                                       2,150        2,150
                                                  ---------    ---------

    Total current liabilities                         5,800        5,800

 Stockholders' equity:
 Common stock $.001 par value;
   25,000,000 shares
   authorized; 3,704,900
   issued and outstanding                             3,705        3,705
 Additional paid in-capital                         408,641      408,641
 Losses accumulated during the
   development stage                               (359,519)    (324,323)
                                                  ---------    ---------

    Total stockholders' equity                       52,827       88,023
                                                  ---------    ---------

 Total liabilities
   and stockholders' equity                       $  58,627    $  93,823
                                                  =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 1995 and 1994

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
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                For the two quarters ended June 30, 1995 and 1994

                                                    1995               1994
                                                 -----------        -----------

Income                                           $      --          $      --

Operating expenses:
Amortization                                          35,196             35,196

Total operating expenses                              35,196             35,196
                                                 -----------        -----------

Net loss                                         $   (35,196)       $    35,196)
                                                 ===========        ===========

Loss per share                                   $      (.09)       $      (.09)
                                                 ===========        ===========

         Weighted average
           shares outstanding                      3,704,900          3,704,900
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                  For the quarters ended June 30, 1995 and 1994


                                   (Unaudited)




                                                         1995            1994
                                                       --------        --------

Net loss                                               $(17,598)       $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         17,598          17,598
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                For the two quarters ended June 30, 1995 and 1994


                                   (Unaudited)




                                                         1995            1994
                                                       --------        --------

Net loss                                               $(35,196)       $(35,196)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         35,196          35,196
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1995


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

                                  June 30, 1995


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