Form 10-Q
period 1995-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-04
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
  September 30, 1995                                          33-27042-NY
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

                                     Common
                                (Title of Class)

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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1995 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1995 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                      Page No.
                          Part I. Financial Information

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at September 30, 1995 and
                    December 31, 1994                                         3

                  Statements of Operations - for the
                    quarters ended September 30, 1995
                    and September 30, 1994                                    4

                  Statements of Operations - for the
                    two quarters ended September 30, 1995
                    and September 30, 1994                                    5

                  Statement of Cash Flows - for the
                    three months ended September 30, 1995
                    and September 30, 1994                                    6

                  Statement of Cash Flows - for the
                    two quarters ended September 30, 1995
                    and September 30, 1994                                    7

                  Notes to Financial Statements                               8

                  Item 2.    Management's Discussion and
                  ------     Analysis of Financial Cond-
                             ition and Results of Operations                  9


                  Item 3.    Quantitative and Qualitative
                  ------     Disclosures About Market Risk                   10

                           Part II. Other Information
                           -------  -----------------

                  Item 4.    Submission of Matters to a
                  ------     Vote of Security Holders                        10

                  Item 5.    Other Information                               11
                  ------


                  Item 6.    Exhibits and Reports on Form 8-K                11
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                  Assets
                                                    September 30  December 31
                                                      ---------    ---------
  Intangible assets,
    net of accumulated
    amortization of $240,531
    and $187,737                                      $  41,029    $  93,823
                                                      ---------    ---------

  Total assets                                        $  41,029    $  93,823
                                                      =========    =========


                        Liabilities and Stockholders' Equity

  Current liabilities:
  Accrued professional fees                           $   3,650    $   3,650
  Due to officer                                          2,150        2,150
                                                      ---------    ---------

     Total current liabilities                            5,800        5,800

  Stockholders' equity:
  Common stock $.001 par value;
    25,000,000 shares
    authorized; 3,704,900
    issued and outstanding                                3,705        3,705
  Additional paid in-capital                            408,641      408,641
  Losses accumulated during the
    development stage                                  (377,117)    (324,323)
                                                      ---------    ---------

     Total stockholders' equity                          35,229       88,023
                                                      ---------    ---------

  Total liabilities
    and stockholders' equity                          $  41,029    $  93,823
                                                      =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1995 and 1994

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
                                                 ===========        ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
            For the three quarters ended September 30, 1995 and 1994

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

               For the quarters ended September 30, 1995 and 1994


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
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

            For the three quarters ended September 30, 1995 and 1994


                                   (Unaudited)




                                                         1995            1994
                                                       --------        --------

Net loss                                               $(52,794)       $(52,794)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                         52,794          52,794
                                                       --------        --------

Working capital provided by operations                     --              --
                                                       --------        --------

Net cash flows                                         $   --          $   --
                                                       ========        ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995


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

                               September 30, 1995


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