Form 10-K
period 1995-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-04
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file number
    December 31, 1995                                        33-27042-NY
-------------------------                               ----------------------


                          FINANCIAL EXPRESS CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                             93-0996537
----------------------------                            ----------------------
(State of other jurisdiction                                (IRS Employer
of incorporation)                                       Identification Number)

 P. O. Box 974, Rancho Santa Fe, California                     92067
-------------------------------------------             ----------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number:  (760) 756-3018
                                --------------

           Securities registered pursuant to Section 12(b) of the Act:

           NONE                                        NONE
          ------                                      ------
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

The number of shares of the Common Stock of the registrant outstanding as of December 31, 1995 was 3,704,900. The aggregate common stock held by non-affiliates on December 31, 1995 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

                                 FORM 10-K INDEX

                                     PART I


Item 1.  Business                                                             3

Item 2.  Properties                                                           3

Item 3.  Legal Proceedings                                                    3

Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                   3


                                     PART II

Item 5.  Market for Registrant's Common Equity and
                    Related Stockholders Matters                              4

Item 6.  Selected Financial Matters                                           5

Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       6

Item 8.  Financial Statements and Supplementary Data                          7

Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    7


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       7

Item 11. Executive Compensation                                               7

Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                                     8

Item 13. Certain Relationships and Related Transactions                       8


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                       8

         A-1      Financial statements at December 31, 1995 Financial statements at December 31, 1994 Financial statements at December 31, 1993
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K

Item 1.  Business
         --------

GENERAL

     Financial Express Corporation (the "Company") was originally incorporated in the state of Nevada on January 5, 1989 as Harley Equities, Ltd., to purchase, merge with or acquire any business or assets which management believed had the potential for being profitable. During May of 1991, through a series of transactions, Harley acquired all of the outstanding stock of Financial Express Corporation, a company organized to develop and commercialize a distinctive nationwide service for processing and clearing checks and related bank transactions. The only assets of the acquired Company consisted of intangible assets comprised of intellectual properties, vendor relationships and customer relationships established during the development of the service.

     Concurrent with the acquisition, the Company changed the Corporate name to Financial Express, Corporation. The Company expended all of its liquidity during 1991 in the search for financing in order to properly develop and market its product.

     During 1995, the development of this business was abandoned and the intangible assets were written off.

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


Item 3.  Legal Proceedings
         -----------------

     None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         -----------------------------------------
         Related Stockholder Matters
         ---------------------------

                             (a) Market Information

     There is no market information established for the Company.

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 1995 was 35.


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


Item 6.  Selected Financial Data
         -----------------------

                      1995        1994        1993       1992        1991
                      ----       ------      ------     ------      ------

Revenues                --          --         --          --           839

Net profit (loss)    (96,323)    (72,890)   (73,690)    (70,820)   (107,500)

Net profit (loss)
  per share             (.03)       (.02)      (.02)      (.019)      (.029)

Total assets            --        93,823    164,213     234,603     306,031

Working Capital       (8,300)     (5,800)    (3,300)       --           430

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations.
        -------------

     The following results of operations for the fiscal years ended December 31, 1993, 1994 and 1995 should be read in conjunction with the financial statements and notes pertaining thereto appearing elsewhere in this Form 10-K.

                                    1995           1994          1993
                                    ----           ----          ----

Revenues                        $      --      $      --      $      --
Expenses                             96,323         72,890         73,690
                                -----------    -----------    -----------

         Net loss                   (96,323)       (72,890)   $   (73,690)
                                ===========    ===========    ===========

Weighted average common
  shares outstanding              3,704,900      3,704,900      3,704,900
                                ===========    ===========    ===========

Loss per common share           $      (.03)   $      (.02)   $      (.02)
                                ===========    ===========    ===========


     The Company's activity during the fiscal year ended December 31, 1995 consisted primarily of exploring various financing and investment opportunities.

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

     Liquidity. The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $(8,300). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

           YEAR ENDED DECEMBER 31, 1995 COMPARED TO DECEMBER 31, 1994

     Operating expenses, exclusive of amortization, were insignificant due to company's inactivity.

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


Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

     None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                          Age             Position
----                          ---             --------

Phil E. Pierce                66              Chairman, Treasurer and
                                              Director
Frank G. Baldwin              65              President, Secretary, and
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
                                       =========                      ====




Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
     None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 1995,
                  1994 and 1993
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                  May 1, 1991

                             Henson & Company, CPA's
                       87 North Raymond Avenue Sixth Floor
                               Pasadena, CA 91103
                        (626) 792-0666 Fax (626) 683-0099
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation at December 31, 1995 and 1994 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 1995 and 1994, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

The accompanying 1995 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 1995 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 1995 financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Pasadena, California               By:  /s/  Stephen Henson
                                      ---------------------------------------
June 22, 2000                         Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                                 Balance Sheets
                           December 31, 1995 and 1994

                  Assets
                                                          1995           1994
                                                          ----           ----
Intangible assets,
  net of accumulated
  amortization of $351,950
  and $258,127                                         $    --        $  93,823
                                                       ---------      ---------

Total assets                                           $    --        $  93,823
                                                       =========      =========


         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $   6,150      $   3,650
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                               8,300          5,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Accumulated deficit                                     (420,646)      (324,323)
                                                       ---------      ---------

   Total stockholders' equity                             (8,300)        88,023
                                                       ---------      ---------

Total liabilities
  and stockholders' equity                             $    --        $  93,823
                                                       =========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1995, 1994 and 1993

                                          1995           1994           1993
                                          ----           ----           ----

Income                                $      --      $      --      $      --

Operating expenses:
         Amortization                      93,823         70,390         70,390
         Legal and
           professional fees                2,500          2,500          3,300
                                      -----------    -----------    -----------

         Total operating expenses          96,323         72,890         70,820
                                      -----------    -----------    -----------

         Net loss                     $   (96,323)   $   (72,890)   $   (73,690)
                                      ===========    ===========    ===========

         Loss per share               $      (.03)   $      (.02)   $      (.02)
                                      ===========    ===========    ===========

         Weighted average
           shares outstanding           3,704,900      3,704,900      3,704,900
                                      ===========    ===========    ===========

                             See accompanying notes

                                                     FINANCIAL EXPRESS, INC.
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the Years Ended December 31, 1995, 1994, and 1993

                                                                                 Additional                         Total
                                                      Common Stock                Paid In        Accumulated     Stockholders'
                                                 Shares           Amount          Capital          Deficit          Equity
                                                 ------           ------          -------          -------          ------

Balances at December 31, 1992                  3,704,900        $   3,705        $ 408,641        $(177,743)        $ 234,603

Net loss                                            --               --               --            (73,690)          (73,690)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1993                  3,704,900            3,705          408,641         (251,433)          160,913

Net loss                                            --               --               --            (72,890)          (72,890)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1994                  3,704,900            3,705          408,641         (324,323)           88,023

Net loss                                            --               --               --            (96,323)          (96,323)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1995                  3,704,900        $   3,705        $ 408,641        $(420,646)        $  (8,300)
                                               =========        =========        =========        =========         =========



                                                 See accompanying notes

                                                            12



                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994 and 1993

                                             1995          1994          1993
                                             ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                 $(96,323)     $(72,890)     $(73,690)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                             93,823        70,390        70,390
    (Increase) decrease in:
          Accounts
           receivable - officer                --            --            --
    Increase (decrease) in:
          Bank overdraft                       --            --            --
          Accrued liabilities                 2,500         2,500         3,300
                                           --------      --------      --------

Net cash used
    by operating activities                    --            --            --
                                           --------      --------      --------

NET INCREASE IN CASH                           --            --            --
CASH - BEGINNING OF PERIOD                     --            --            --
                                           --------      --------      --------

CASH - END OF PERIOD                       $   --        $   --            --
                                           ========      ========      ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993


1.      Summary of significant accounting principles
        --------------------------------------------

             General
             -------

          Financial Express Corporation (the "Company") was originally incorporated in the State of Nevada on January 5, 1989, as Harley Equities, Inc. ("Harley"), and was formed to purchase, merge with or acquire any business or assets which management believed had the potential for being profitable. Through a series or transactions, Harley acquired all of the stock of Financial Express Corporation, a Delaware corporation organized to develop and commercialize a distinctive nationwide service for processing and clearing checks and other bank transactions. The only assets of the acquired Company consisted of intangible assets comprised of intellectual properties, vendor relationships and customer relationships established during the development of the service. In connection with the transaction, the Company changed its name to Financial Express Corporation.

               During 1995, the development of the check clearing business was abandoned and the intangible assets were fully amortized.

             Presentation
             ------------

          The Company's 1996 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

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

                        December 31, 1995, 1994 and 1993


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

FINANCIAL EXPRESS CORPORATION


By: /s/  Frank Baldwin                      Date: June 16, 2000
   ----------------------------                  ---------------
   Frank Baldwin
   President and director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                             DATE


/s/  Phil Pierce                             June 19, 2000
-------------------------------                  ----
Phil Pierce
Chairman and Director



/s/  Frank G. Baldwin                        June 16, 2000
-------------------------------                  ----
Frank G. Baldwin, Executive Vice
President, Secretary and Director