Form 10-Q
period 1996-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 1996                                             33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1996 was 3,704,900. The aggregate common stock held by non-affiliates on March 31, 1996 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                       Page No.
                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at March 31, 1996 and
                    December 31, 1995                                        3

                  Statements of Operations - for the
                    quarters ended March 31, 1996
                    and March 31, 1995                                       4

                  Statement of Cash Flows - for the
                    quarters ended March 31, 1996
                    and March 31, 1995                                       5

                  Notes to Financial Statements                              6

                  Item 2.   Management's Discussion and
                  ------    Analysis of Financial Cond-
                            ition and Results of Operations                  8

                  Item 3.   Quantitative and Qualitative
                  ------    Disclosures About Market Risk                    8


                           Part II. Other Information
                           -------  -----------------
                  Item 4.   Submission of Matters to a
                  ------    Vote of Security Holders                         9

                  Item 5.   Other Information                                9
                  ------

                  Item 6.   Exhibits and Reports on Form 8-K                 9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995

Assets
                                                     March 31    December 31
                                                     ---------    ---------
Total assets                                         $    --      $    --
                                                     =========    =========

                        Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                            $   6,150    $   6,150
Due to officer                                           2,150        2,150
                                                     ---------    ---------
   Total current liabilities                             8,300        8,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                 3,705        3,705
Additional paid in-capital                             408,641      408,641
Losses accumulated during the
  development stage                                   (420,646)    (420,646)
                                                     ---------    ---------
   Total stockholders' equity                           (8,300)      (8,300)
                                                     ---------    ---------
Total liabilities
  and stockholders' equity                           $    --      $    --
                                                     =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 1996 and 1995

                                                          1996          1995
                                                       ----------   -----------

Income                                                 $     --     $      --

Operating expenses:
Amortization                                                 --          17,598

Total operating expenses                                     --          17,598
                                                       ----------   -----------
Net loss                                               $     --     $   (17,598)
                                                       ==========   ===========
Loss per share                                         $     --     $      (.05)
                                                       ==========   ===========
         Weighted average
           shares outstanding                                --       3,704,900
                                                       ==========   ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 1996 and 1995
                                                   --       --

                                   (Unaudited)




                                                         1996            1995
                                                       ---------       --------

Net income (loss)                                      $    --         $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --           17,598
                                                       ---------       --------
Working capital provided by operations                      --             --
                                                       ---------       --------
Net cash flows                                         $    --         $   --
                                                       =========       ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996


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

                                 March 31, 1996


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


2.       Capitalization
         --------------

          In June 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows:

                                                                  Exercise
                 Warrants       Total                              Price
      Class      Per Unit      Warrants      Expiration date      Per Share
      -----      --------      --------      ---------------      ---------

        A           16          256,000      June 1, 2002           $5.50
        B           16          256,000      June 1, 2002           $6.00

Item 2.   Management's Discussion and Analysis of Financial
------    Condition and Results of Operations
          -----------------------------------

     The Company's has no transactions during the current quarter and year to date for 1996 and 1995 as the company had no operating activities. Therefore there is no change between 1996 and 1995 activities.

     Management is pursuing various alternatives in an attempt to solve its liquidity problems, such as the sale of assets and the possible acquisition of additional equity financing.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 1995.

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