Form 10-Q
period 1996-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    June 30, 1996                                              33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 1996 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 1996 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                        Page No.
                         Part I. Financial Information
                         ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at June 30, 1996 and
                    December 31, 1995                                        3

                  Statements of Operations - for the
                    quarters ended June 30, 1996
                    and June 30, 1995                                        4

                  Statements of Operations - for the
                    two quarters ended June 30, 1996
                    and June 30, 1995                                        5

                  Statement of Cash Flows - for the
                    three months ended June 30, 1996
                    and June 30, 1995                                        6

                  Statement of Cash Flows - for the
                    two quarters ended June 30, 1996
                    and June 30, 1995                                        7

                  Notes to Financial Statements                              8

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations          9


                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk           10

                           Part II. Other Information
                           ------- -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                10

                  Item 5.     Other Information                       11
                  ------

                  Item 6.     Exhibits and Reports on Form 8-K        11
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

Assets
                                                        June 30      December 31
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
                                                       =========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 1996 and 1995

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
                                                   ==========       ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                For the two quarters ended June 30, 1996 and 1995

                                                      1996              1995
                                                   ----------       -----------

Income                                             $     --         $      --

Operating expenses:
Amortization                                             --              35,196

Total operating expenses                                 --              35,196
                                                   ----------       -----------
Net loss                                           $     --         $    35,196)
                                                   ==========       ===========
Loss per share                                     $     --         $      (.09)
                                                   ==========       ===========
        Weighted average
           shares outstanding                            --           3,704,900
                                                   ==========       ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                  For the quarters ended June 30, 1996 and 1995


                                   (Unaudited)




                                                            1996           1995
                                                          ------       --------

Net loss                                                  $ --         $(17,598)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --           17,598
                                                          ------       --------
Working capital provided by operations                      --             --
                                                          ------       --------
Net cash flows                                            $ --         $   --
                                                          ======       ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

                For the two quarters ended June 30, 1996 and 1995


                                   (Unaudited)




                                                          1996           1995
                                                       ---------       --------

Net loss                                               $    --         $(35,196)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --           35,196
                                                       ---------       --------
Working capital provided by operations                      --             --
                                                       ---------       --------
Net cash flows                                         $    --         $   --
                                                       =========       ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996


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

                                  June 30, 1996


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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 1995.

PART II   Other Information.
-------   -----------------


Item 4.   Submission of Matters to a Vote of Security Holders.
------    --------------------------------------------------

          None

Item 5.   Other Information.
------    -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

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