Form 10-Q
period 1996-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 1996                                           33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1996 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1996 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                    Page No.
                         Part I. Financial Information              --------
                         ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at September 30, 1996 and
                    December 31, 1995                                        3

                  Statements of Operations - for the
                    quarters ended September 30, 1996
                    and September 30, 1995                                   4

                  Statements of Operations - for the
                    two quarters ended September 30, 1996
                    and September 30, 1995                                   5

                  Statement of Cash Flows - for the
                    three months ended September 30, 1996
                    and September 30, 1995                                   6

                  Statement of Cash Flows - for the
                    two quarters ended September 30, 1996
                    and September 30, 1995                                   7

                  Notes to Financial Statements                              8

                  Item 2.   Management's Discussion and
                  ------    Analysis of Financial Cond-
                            ition and Results of Operations                  9


                  Item 3.   Quantitative and Qualitative
                  ------    Disclosures About Market Risk                   10

                           Part II. Other Information
                           -------  -----------------

                  Item 4.   Submission of Matters to a
                  ------    Vote of Security Holders                        10

                  Item 5.   Other Information                               11
                  ------

                  Item 6.   Exhibits and Reports on Form 8-K                11
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

Assets
                                                    September 30  December 31
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
                                                      =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1996 and 1995

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
                                                   ==========       ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
             For the two quarters ended September 30, 1996 and 1995

                                                      1996              1995
                                                   ----------       -----------

Income                                             $     --         $      --

Operating expenses:
Amortization                                             --              35,196

Total operating expenses                                 --              35,196
                                                   ----------       -----------
Net loss                                           $     --         $   (35,196)
                                                   ==========       ===========
Loss per share                                     $     --         $      (.09)
                                                   ==========       ===========
         Weighted average
           shares outstanding                            --           3,704,900
                                                   ==========       ===========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

               For the quarters ended September 30, 1996 and 1995


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
                                                       =========       ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS

             For the two quarters ended September 30, 1996 and 1995


                                   (Unaudited)




                                                            1996         1995
                                                          --------      -------

Net loss                                                  $   --       ($35,196)
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                              --         35,196
                                                          --------      -------
Working capital provided by operations                        --           --
                                                          --------      -------
Net cash flows                                            $   --        $  --
                                                          ========      =======

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996


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

                               September 30, 1996


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


2.       Capitalization
         --------------

          In September 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows:

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