Form 10-K
period 1996-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                             Commission file number
    December 31, 1996                                      33-27042-NY
-------------------------                             ----------------------


                         FINANCIAL EXPRESS CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                           93-0996537
----------------------------                          -----------------------
(State of other jurisdiction                              (IRS Employer
of incorporation)                                     Identification Number)

 P. O. Box 974, Rancho Santa Fe, California                   92067
-------------------------------------------           -----------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (760) 756-3018
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                  NONE                                        NONE
                 ------                                      ------
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

The number of shares of the Common Stock of the registrant outstanding as of December 31, 1996 was 3,704,900. The aggregate common stock held by non-affiliates on December 31, 1996 was approximately 204,900 shares.

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

         A-1      Financial statements at December 31, 1996 Financial statements at December 31, 1995 Financial statements at December 31, 1994
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K

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


Item 2.  Properties
         -----------

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

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 1996 was 35.


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


Item 6.  Selected Financial Data
         -----------------------

                    1996     1995      1994       1993          1992
                    ----     ----      ----       ----          ----

Revenues            --        --        --         --            --

Net profit (loss) ( 2,500) (96,323)  (72,890)    (73,690)      (70,820)

Net profit (loss)
  per share          (.00)    (.03)     (.02)       (.02)        (.019)

Total assets        --        --      93,823     164,213       234,603

Working C         (10,800)  (8,300)   (5,800)     (3,300)         --

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

     The following results of operations for the fiscal years ended December 31, 1994, 1995 and 1996 should be read in conjunction with the financial statements and notes pertaining thereto appearing elsewhere in this Form 10-K.

                                      1996             1995             1994
                                      ----             ----             ----

Revenues                          $      --        $      --        $      --
Expenses                                2,500           96,323           72,890
                                  -----------      -----------      -----------

         Net loss                      (2,500)         (96,323)     $   (72,890)
                                  ===========      ===========      ===========

Weighted average common
  shares outstanding                3,704,900        3,704,900        3,704,900
                                  ===========      ===========      ===========

Loss per common share             $     (.001)     $     (.030)     $     (.020)
                                  ===========      ===========      ===========

     The Company's activity during the fiscal year ended December 31, 1996 consisted primarily of exploring various financing and investment opportunities.

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

     Liquidity. The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $(10,800). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

           YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

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


Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

     None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                         Age              Position
----                         ---              --------

Phil E. Pierce               67               Chairman, Treasurer and
                                              Director
Frank G. Baldwin             66               President, Secretary, and
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




Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 1996,
                  1995 and 1994
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                  May 1, 1991

                             Henson & Company, CPA's
                       87 North Raymond Avenue Sixth Floor
                               Pasadena, CA 91103
                        (626) 792-0666 Fax (626) 683-0099
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation at December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 1996 and 1995, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

The accompanying 1996 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 1996 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 1996 financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Pasadena, California               By: /s/  Stephen Henson
                                     -----------------------------------------
June 22, 2000                        Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                                 Balance Sheets
                           December 31, 1996 and 1995

                  Assets
                                                          1996           1995
                                                       ---------      ---------
Intangible assets,
  net of accumulated
  amortization of $351,950
  and $351,950                                         $    --        $    --
                                                       ---------      ---------

Total assets                                           $    --        $    --
                                                       =========      =========


         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $   8,650      $   6,150
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                              10,800          8,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Accumulated deficit                                     (423,146)      (420,646)
                                                       ---------      ---------

   Total stockholders' equity                            (10,800)        (8,300)
                                                       ---------      ---------

Total liabilities
  and stockholders' equity                             $    --        $    --
                                                       =========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1996, 1995 and 1994

                                          1996           1995           1994
                                      -----------    -----------    -----------

Income                                $      --      $      --      $      --

Operating expenses:
         Amortization                        --           93,823         70,390
         Legal and
           professional fees                2,500          2,500          2,500
                                      -----------    -----------    -----------

         Total operating expenses           2,500         96,323         72,890
                                      -----------    -----------    -----------

         Net loss                     $    (2,500)   $   (96,323)   $   (72,890)
                                      ===========    ===========    ===========

         Loss per share               $      (.00)   $      (.03)   $      (.02)
                                      ===========    ===========    ===========

         Weighted average
           shares outstanding           3,704,900      3,704,900      3,704,900
                                      ===========    ===========    ===========

                             See accompanying notes

                                                     FINANCIAL EXPRESS, INC.
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the Years Ended December 31, 1996, 1995, and 1994

                                                                                 Additional                         Total
                                                      Common Stock                Paid In        Accumulated     Stockholders'
                                                 Shares           Amount          Capital          Deficit          Equity
                                                 ------           ------          -------          -------          ------

Balances at December 31, 1993                  3,704,900        $   3,705        $ 408,641        $(251,433)        $ 160,913

Net loss                                            --               --               --            (72,890)          (72,890)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1994                  3,704,900            3,705          408,641         (324,323)           88,023

Net loss                                            --               --               --            (96,323)          (96,323)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1995                  3,704,900            3,705          408,641         (420,646)           (8,300)

Net loss                                            --               --               --             (2,500)           (2,500)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1996                  3,704,900        $   3,705        $ 408,641        $(423,146)        $ (10,800)
                                               =========        =========        =========        =========         =========



                                                 See accompanying notes

                                                            12



                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994

                                                 1996        1995        1994
                                               --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $ (2,500)   $(96,323)   $(72,890)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                                   --        93,823      70,390
    (Increase) decrease in:
          Accounts
           receivable - officer                    --          --          --
    Increase (decrease) in:
          Bank overdraft                           --          --          --
          Accrued liabilities                     2,500       2,500       2,500
                                               --------    --------    --------

Net cash used
    by operating activities                        --          --          --
                                               --------    --------    --------

NET INCREASE IN CASH                               --          --          --
CASH - BEGINNING OF PERIOD                         --          --          --
                                               --------    --------    --------

CASH - END OF PERIOD                           $   --      $   --          --
                                               ========    ========    ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

                        December 31, 1996, 1995 and 1994


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

FINANCIAL EXPRESS CORPORATION


By:  /s/  Frank Baldwin                    Date: June 16, 2000
   ----------------------------                  ------------
   Frank Baldwin
   President and director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacity and on the date indicated.

NAME & POSITION                             DATE


/s/  Phil E. Pierce                        June 19, 2000
-------------------------------                 ---
Phil E. Pierce, Chairman
and Director


/s/  Frank G. Baldwin                      June 16, 2000
-------------------------------                 ---
Frank G. Baldwin, President,
Secretary and Director