Form 10-Q
period 1997-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 1997                                           33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1997 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1997 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                     Page No.
                          Part I. Financial Information              -------
                          ------  ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at September 30, 1997 and
                    December 31, 1996                                        3

                  Statements of Operations - for the
                    quarters ended September 30, 1997
                    and September 30, 1996                                   4

                  Statement of Cash Flows - for the
                    quarters ended September 30, 1997
                    and September 30, 1996                                   5

                  Notes to Financial Statements                              6

                  Item 2.    Management's Discussion and
                  ------     Analysis of Financial Cond-
                             ition and Results of Operations                 8

                  Item 3.    Quantitative and Qualitative
                  ------     Disclosures About Market Risk                   8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.    Submission of Matters to a
                  ------     Vote of Security Holders                        9

                  Item 5.    Other Information                               9
                  ------

                  Item 6.    Exhibits and Reports on Form 8-K                9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 1997 and December 31, 1996

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
                                                   =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1997 and 1996

                                                         1997             1996
                                                       --------         --------

Income                                                 $   --           $   --

Operating expenses:
Amortization                                               --               --

Total operating expenses                                   --               --
                                                       --------         --------
Net loss                                               $   --           $   --
                                                       ========         ========
Loss per share                                         $   --           $   --
                                                       ========         ========
         Weighted average
           shares outstanding                              --               --
                                                       ========         ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                 For the quarters ended September, 1997 and 1996


                                   (Unaudited)




                                                           1997           1996
                                                          -------       --------

Net income (loss)                                         $  --         $   --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                             --             --
                                                          -------       --------
Working capital provided by operations                       --             --
                                                          -------       --------
Net cash flows                                            $  --         $   --
                                                          =======       ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1997


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

                               September 30, 1997


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