Form 10-Q
period 1998-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 1998                                            33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 1998 was 3,704,900. The aggregate common stock held by non-affiliates on March 31, 1998 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                 Page No.
                          Part I. Financial Information          -------
                          ------  ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at March 31, 1998 and
                    December 31, 1997                                    3

                  Statements of Operations - for the
                    quarters ended March 31, 1998
                    and March 31, 1997                                   4

                  Statement of Cash Flows - for the
                    quarters ended March 31, 1998
                    and March 31, 1997                                   5

                  Notes to Financial Statements                          6

                  Item 2.    Management's Discussion and
                  ------     Analysis of Financial Cond-
                             ition and Results of Operations             8

                  Item 3.    Quantitative and Qualitative
                  ------     Disclosures About Market Risk               8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.    Submission of Matters to a
                  ------     Vote of Security Holders                    9

                  Item 5.    Other Information                           9
                  ------

                  Item 6.    Exhibits and Reports on Form 8-K            9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 1998 and December 31, 1997

Assets
                                                      March 31   December 31
                                                     ---------    ---------
Total assets                                         $    --      $    --
                                                     =========    =========

                      Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                            $  11,150    $  11,150
Due to officer                                           2,150        2,150
                                                     ---------    ---------
   Total current liabilities                            13,300       13,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                 3,705        3,705
Additional paid in-capital                             408,641      408,641
Losses accumulated during the
  development stage                                   (425,646)    (425,646)
                                                     ---------    ---------
   Total stockholders' equity                          (13,300)     (13,300)
                                                     ---------    ---------
Total liabilities
  and stockholders' equity                           $    --      $    --
                                                     =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 1998 and 1997

                                                        1998             1997
                                                     ----------        ---------

Income                                               $     --          $    --

Operating expenses:
Amortization                                               --               --

Total operating expenses                                   --               --
                                                     ----------        ---------
Net loss                                             $     --          $    --
                                                     ==========        =========
Loss per share                                       $     --          $    --
                                                     ==========        =========
         Weighted average
           shares outstanding                              --               --
                                                     ==========        =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 1998 and 1997


                                   (Unaudited)




                                                             1998         1997
                                                           --------     --------

Net income (loss)                                          $   --       $   --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                               --           --
                                                           --------     --------
Working capital provided by operations                         --           --
                                                           --------     --------
Net cash flows                                             $   --       $   --
                                                           ========     ========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998


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

             Presentation
             ------------

          The Company's 1998 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

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

                                 March 31, 1998


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


Item 3.   Quantitative and Qualitative Disclosures about Market Risk
------    ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 1997.

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