Form 10-Q
period 1998-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    June 30, 1998                                              33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 1998 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 1998 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                    Page No.
                          Part I. Financial Information             --------
                          ------ ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    -------------------------------

                  Balance Sheets - at June 30, 1998 and
                    December 31, 1997                                       3

                  Statements of Operations - for the
                    quarters ended June 30, 1998
                    and June 30, 1997                                       4

                  Statement of Cash Flows - for the
                    quarters ended June 30, 1998
                    and June 30, 1997                                       5

                  Notes to Financial Statements                             6

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations               8

                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk                 8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                       9

                  Item 5.     Other Information                              9
                  ------

                  Item 6.     Exhibits and Reports on Form 8-K               9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 1998 and December 31, 1997

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
                                                   =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 1998 and 1997

                                                       1998              1997
                                                     ---------         ---------

Income                                               $    --           $    --

Operating expenses:
Amortization                                              --                --

Total operating expenses                                  --                --
                                                     ---------         ---------
Net loss                                             $    --           $    --
                                                     =========         =========
Loss per share                                       $    --           $    --
                                                     =========         =========
         Weighted average
           shares outstanding                             --                --
                                                     =========         =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended June, 1998 and 1997


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

                                  June 30, 1998


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

                                  June 30, 1998


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