Form 10-Q
period 1998-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 1998                                            33-27042-NY
---------------------                                    ----------------------

                          FINANCIAL EXPRESS CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               93-0996537
----------------------------                             ----------------------
(State of other jurisdiction                                  (IRS Employer
of incorporation)                                        Identification Number)


P. O. Box 974, Rancho Santa Fe, California                        92067
-----------------------------------------                ----------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                 NONE                                  NONE
                ------                                ------
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1998 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1998 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                     Page No.
                          Part I. Financial Information
                          ------ ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at September 30, 1998 and
                    December 31, 1997                                        3

                  Statements of Operations - for the
                    quarters ended September 30, 1998
                    and September 30, 1997                                   4

                  Statement of Cash Flows - for the
                    quarters ended September 30, 1998
                    and September 30, 1997                                   5

                  Notes to Financial Statements                              6

                  Item 2.     Management's Discussion and
                  ------      Analysis of Financial Cond-
                              ition and Results of Operations                8

                  Item 3.     Quantitative and Qualitative
                  ------      Disclosures About Market Risk                  8

                           Part II. Other Information
                           ------- -----------------

                  Item 4.     Submission of Matters to a
                  ------      Vote of Security Holders                       9

                  Item 5.     Other Information                              9
                  ------

                  Item 6.     Exhibits and Reports on Form 8-K               9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 1998 and December 31, 1997

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
                                                         =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1998 and 1997

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
                                                     ==========        =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                 For the quarters ended September, 1998 and 1997


                                   (Unaudited)




                                                         1998            1997
                                                       ---------       ---------

Net income (loss)                                      $    --         $    --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --              --
                                                       ---------       ---------
Working capital provided by operations                      --              --
                                                       ---------       ---------
Net cash flows                                         $    --         $    --
                                                       =========       =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


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

                               September 30, 1998


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