Form 10-K
period 1998-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
    December 31, 1998                                          33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of December 31, 1998 was 3,704,900. The aggregate common stock held by non-affiliates on December 31, 1998 was approximately 204,900 shares.

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

         A-1      Financial statements at December 31, 1998 Financial statements at December 31, 1997 Financial statements at December 31, 1996
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K

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

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 1998 was 35.


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


Item 6.  Selected Financial Data
         -----------------------

                       1998       1997       1996       1995        1994
                      ------     ------     ------     ------      ------

Revenues               --          --        --          --          --

Net profit (loss)    (2,500)    ( 2,500)   ( 2,500)   (96,323)    (72,890)

Net profit (loss)
  per share            (.00)       (.00)      (.00)      (.03)       (.02)

Total assets           --          --        --          --        93,823

Working Capital     (15,800)    (13,300)   (10,800)    (8,300)     (5,800)

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ---------------------

     The following results of operations for the fiscal years ended December 31, 1996, 1997 and 1998 should be read in conjunction with the financial statements and notes pertaining thereto appearing elsewhere in this Form 10-K.

                                      1998             1997             1996
                                  -----------      -----------      -----------

Revenues                          $      --        $      --        $      --
Expenses                                2,500            2,500            2,500
                                  -----------      -----------      -----------

         Net loss                      (2,500)          (2,500)      $ ( 2,500)
                                  ===========      ===========      ===========

Weighted average common
  shares outstanding                3,704,900        3,704,900        3,704,900
                                  ===========      ===========      ===========

Loss per common share             $     (.001)     $     (.001)     $     (.001)
                                  ===========      ===========      ===========


     The Company's activity during the fiscal year ended December 31, 1998 consisted primarily of exploring various financing and investment opportunities.

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

     Liquidity. The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $(15,800). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

           YEAR ENDED DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

       Operating expenses were insignificant due to company's inactivity.

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


Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
         --------------------------------------

     None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                       Age               Position
----                       ---               --------

Phil E. Pierce             69               Chairman, Treasurer and
                                            Director
Frank G. Baldwin           68               President, Secretary, and
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




Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 1998,
                  1997 and 1996
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                           May 1, 1991

                             Henson & Company, CPA's
                       87 North Raymond Avenue Sixth Floor
                               Pasadena, CA 91103
                        (626) 792-0666 Fax (626) 683-0099
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation at December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 1998 and 1997, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

The accompanying 1998 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 1998 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 1998 financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Pasadena, California              By: /s/  Stephen Henson
                                     -----------------------------------------
June 22, 2000                        Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                                 Balance Sheets
                           December 31, 1998 and 1997

                  Assets
                                                          1998           1997
                                                       ---------      ---------
Intangible assets,
  net of accumulated
  amortization of $351,950
  and $351,950                                         $    --        $    --
                                                       ---------      ---------

Total assets                                           $    --        $    --
                                                       =========      =========


         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $  13,650      $  11,150
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                              15,800         13,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Accumulated deficit                                     (428,146)      (425,646)
                                                       ---------      ---------

   Total stockholders' equity                            (15,800)       (13,300)
                                                       ---------      ---------

Total liabilities
  and stockholders' equity $                                --        $    --
                                                       =========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 1998, 1997 and 1996

                                          1998           1997          1996
                                       -----------    -----------   -----------

Income                                 $      --      $      --     $      --

Operating expenses:
         Amortization                         --             --            --
         Legal and
           professional fees                 2,500          2,500         2,500
                                       -----------    -----------   -----------

         Total operating expenses            2,500          2,500         2,500
                                       -----------    -----------   -----------

         Net loss                      $    (2,500)   $ ( 2,500)     $ ( 2,500)
                                       ===========    ===========   ===========

         Loss per share                $      (.00)   $      (.00)  $      (.00)
                                       ===========    ===========   ===========

         Weighted average
           shares outstanding            3,704,900      3,704,900     3,704,900
                                       ===========    ===========   ===========

                             See accompanying notes

                                                     FINANCIAL EXPRESS, INC.
                                               STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the Years Ended December 31, 1998, 1997, and 1996

                                                                                 Additional                         Total
                                                      Common Stock                Paid In        Accumulated     Stockholders'
                                                 Shares           Amount          Capital          Deficit          Equity
                                                 ------           ------          -------          -------          ------

Balances at December 31, 1995                  3,704,900        $   3,705        $ 408,641        $(420,646)        $  (8,300)

Net loss                                            --               --               --             (2,500)           (2,500)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1996                  3,704,900            3,705          408,641         (423,146)          (10,800)

Net loss                                            --               --               --             (2,500)           (2,500)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1997                  3,704,900            3,705          408,641         (425,646)          (13,300)

Net loss                                            --               --               --             (2,500)           (2,500)
                                               ---------        ---------        ---------        ---------         ---------
Balances at December 31, 1998                  3,704,900        $   3,705        $ 408,641        $(428,146)        $ (15,800)
                                               =========        =========        =========        =========         =========



                                                 See accompanying notes

                                                            12



                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997 and 1996

                                              1998          1997          1996
                                              ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                  $(2,500)      $(2,500)      $(2,500)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                               --            --            --
    (Increase) decrease in:
          Accounts
           receivable - officer                --            --            --
    Increase (decrease) in:
          Bank overdraft                       --            --            --
          Accrued liabilities                 2,500         2,500         2,500
                                            -------       -------       -------

Net cash used
    by operating activities                    --            --            --
                                            -------       -------       -------

NET INCREASE IN CASH                           --            --            --
CASH - BEGINNING OF PERIOD                     --            --            --
                                            -------       -------       -------

CASH - END OF PERIOD                        $  --         $  --            --
                                            =======       =======       =======

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

                        December 31, 1998, 1997 and 1996


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