Form 10-Q
period 2000-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-05
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    June 30, 2000                                             33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2000 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 2000 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:          NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                      Page No.
                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.    Financial Statements (Unaudited)
                  ------     --------------------------------

                  Balance Sheets - at June 30, 2000 and
                    December 31, 1999                                        3

                  Statements of Operations - for the
                    quarters ended June 30, 2000
                    and June 30, 1999                                        4

                  Statement of Cash Flows - for the
                    quarters ended June 30, 2000
                    and June 30, 1999                                        5

                  Notes to Financial Statements                              6

                  Item 2.           Management's Discussion and
                  ------            Analysis of Financial Cond-
                                    ition and Results of Operations          8

                  Item 3.           Quantitative and Qualitative
                  ------            Disclosures About Market Risk            8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.           Submission of Matters to a
                  ------            Vote of Security Holders                 9

                  Item 5.           Other Information                        9
                  ------

                  Item 6.           Exhibits and Reports on Form 8-K         9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 2000 and December 31, 1999

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
                                                 =========    =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 2000 and 1999

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
                                                     ==========        =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended June, 2000 and 1999


                                   (Unaudited)




                                                         2000            1999
                                                       ---------       ---------

Net income (loss)                                      $    --         $    --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --              --
                                                       ---------       ---------
Working capital provided by operations                      --              --
                                                       ---------       ---------
Net cash flows                                         $    --         $    --
                                                       =========       =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000


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

                                  June 30, 2000


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   ----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 30, 1999.

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