Form 10-Q
period 1999-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-10-06
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 1999                                            33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 1999 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 1999 was approximately 204,900 shares.

** Form 10-Q was not filed for 1999 and 2000 until August, 2000.

Documents incorporated by reference:         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                      Page No.
                          Part I. Financial Information               -------
                          ------  ---------------------

                  Item 1.   Financial Statements (Unaudited)
                  ------    --------------------------------

                  Balance Sheets - at September 30, 1999 and
                    December 31, 1998                                        3

                  Statements of Operations - for the
                    quarters ended September 30, 1999
                    and September 30, 1998                                   4

                  Statement of Cash Flows - for the
                    quarters ended September 30, 1999
                    and September 30, 1998                                   5

                  Notes to Financial Statements                              6

                  Item 2.    Management's Discussion and
                  ------     Analysis of Financial Cond-
                             ition and Results of Operations                 8

                  Item 3.    Quantitative and Qualitative
                  ------     Disclosures About Market Risk                   8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.    Submission of Matters to a
                  ------      Vote of Security Holders                       9

                  Item 5.    Other Information                               9
                  ------

                  Item 6.    Exhibits and Reports on Form 8-K                9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 1999 and December 31, 1998

Assets

                                                    September 30     December 31
                                                     ---------        ----------
Total assets                                          $    --          $    --
                                                     =========        =========


                       Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                            $  13,650        $  13,650
Due to officer                                           2,150            2,150
                                                     ---------        ---------
   Total current liabilities                            15,800           15,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                 3,705            3,705
Additional paid in-capital                             408,641          408,641
Losses accumulated during the
  development stage                                   (428,146)        (428,146)
                                                     ---------        ---------
   Total stockholders' equity                          (15,800)         (15,800)
                                                     ---------        ---------
Total liabilities
  and stockholders' equity                           $    --          $    --
                                                     =========        =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 1999 and 1998

                                                        1999             1998
                                                     ----------        ---------

Income                                               $     --          $    --

Operating expenses:
Amortization                                               --               --

Total operating expenses                                   --               --
                                                     ----------        ---------
Net loss                                             $     --          $    --
                                                     ==========        =========
Loss per share                                       $     --          $    --
                                                     ==========        =========
         Weighted average
           shares outstanding                              --               --
                                                     ==========        =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                 For the quarters ended September, 1999 and 1998


                                   (Unaudited)




                                                          1999           1998
                                                       ----------      ---------

Net income (loss)                                      $     --        $    --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                             --             --
                                                       ----------      ---------
Working capital provided by operations                       --             --
                                                       ----------      ---------
Net cash flows                                         $     --        $    --
                                                       ==========      =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999


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

                               September 30, 1999


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