Form 10-Q
period 2000-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2000-12-08
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
 September 30, 2000                                            33-27042-NY
---------------------                                    ----------------------

                          FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                93-0996537
----------------------------                               --------------------
(State of other jurisdiction                              (IRS Employer
of incorporation)                                         Identification Number)


P. O. Box 974, Rancho Santa Fe, California                         92067
  --------------------------------------                          --------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                 NONE                                              NONE
                ------                                            ------
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2000 was 3,704,900. The aggregate common stock held by non-affiliates on September 30, 2000 was approximately 204,900 shares.

Documents incorporated by reference:                         NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                       Page No.
                         Part I. Financial Information                 -------
                         ------  ---------------------

                  Item 1. Financial Statements (Unaudited)
                  ------  --------------------------------

                  Balance Sheets - at September 30, 2000 and
                    December 31, 1999                                        3

                  Statements of Operations - for the
                    quarters ended September 30, 2000
                    and September 30, 1999                                   4

                  Statement of Cash Flows - for the
                    quarters ended September 30, 2000
                    and September 30, 1999                                   5

                  Notes to Financial Statements                              6

                  Item 2.           Management's Discussion and
                  ------
                                    Analysis of Financial Cond-
                                    ition and Results of Operations          8

                  Item 3.           Quantitative and Qualitative
                  ------            Disclosures About Market Risk            8


                         Part II.  Other Information
                         -------   -----------------

                  Item 4.           Submission of Matters to a
                  ------            Vote of Security Holders                 9

                  Item 5.           Other Information                        9
                  ------

                  Item 6.           Exhibits and Reports on Form 8-K         9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 2000 and December 31, 1999


                  Assets
                                                 Sept 30     December 31
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
                                                =========    =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 2000 and 1999



                                                 2000                1999
                                            ----------------     ---------------

Income                                      $           --       $          --

Operating expenses:
Amortization                                            --                  --

Total operating expenses                                --                  --
                                            ----------------     ---------------

Net loss                                    $           --       $          --
                                            ================     ===============

Loss per share                              $           --       $          --
                                            ================     ===============

         Weighted average
           shares outstanding                           --                  --
                                            ================     ===============


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
               For the quarters ended September 30, 2000 and 1999

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

                               September 30, 2000


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

                               September 30, 2000


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


2.   Capitalization
     --------------

     In June 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows:

                                                                 Exercise
             Warrant       Total                                   Price
  Class      Per Unit     Warrants       Expiration date         Per Share
  -----      --------     --------       ---------------         ---------

    A          16          256,000         June 1, 2002            $5.50
    B          16          256,000         June 1, 2002            $6.00

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

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

         None


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

FINANCIAL EXPRESS CORPORATION


By:  /s/  Frank Baldwin                              Date:  October 29, 2000
   ----------------------------
          Frank Baldwin
          President and director