Form 10-K
period 2000-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2001-05-24
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
    December 31, 2000                                         33-27042-NY
-------------------------                                ----------------------


                          FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               93-0996537
 ---------------------------                               --------------------
(State of other jurisdiction                              (IRS Employer
 of incorporation)                                        Identification Number)

 P. O. Box 974, Rancho Santa Fe, California                       92067
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (760) 756-3012
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

       NONE                                                         NONE
 -------------------                                       ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2000 was 3,704,900. The aggregate common stock held by non-affiliates on December 31, 2000 was approximately 204,900 shares.

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

         A-1      Financial statements at December 31, 2000
                  Financial statements at December 31, 1999
                  Financial statements at December 31, 1998
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K

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


Item 3.  Legal Proceedings
         -----------------

     None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

                             (a) Market Information

     There is no market information established for the Company.

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 2000 was 34.


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


Item 6.  Selected Financial Data
         -----------------------

                              2000     1999      1998       1997      1996
                              ----     ----      ----       ----      ----

Revenues                       --       --        --         --        --

Net profit (loss)           ( 1,500) ( 2,500)  ( 2,500)   ( 2,500)  (96,323)

Net profit (loss)
  per share                    (.00)    (.00)     (.00)      (.00)     (.03)

Total assets                   --       --         --        --        --

Working Capital             (19,800) (18,300)  (15,800)   (13,300)  (10,800)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     The following results of operations for the fiscal years ended December 31, 1998, 1999 and 2000 should be read in conjunction with the financial statements

                                      2000            1999              1998
                                      ----            ----              ----

Revenues                          $      --        $      --        $      --
Expenses                                1,500            2,500            2,500
                                  -----------      -----------      -----------

         Net loss                      (1,500)          (2,500)      $ ( 2,500)
                                  ===========      ===========      ===========

Weighted average common
  shares outstanding                3,704,900        3,704,900        3,704,900
                                  ===========      ===========      ===========

Loss per common share             $     (.000)     $     (.001)     $     (.001)
                                  ===========      ===========      ===========


     The Company's activity during the fiscal year ended December 31, 2000 consisted primarily of exploring various financing and investment opportunities.

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

     Liquidity. The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $(19,800). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     Operating expenses were insignificant due to company's inactivity.

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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                       Age              Position
----                       ---              --------

Phil E. Pierce             71               Chairman, Treasurer and
                                            Director
Frank G. Baldwin           70               President, Secretary, and
                                            Director

     The Directors will serve until the next annual meeting of shareholders or until their successors have been elected.

     The Officers are elected annually by the Directors and serve at the discretion of the Board of Directors.


Item 11. Executive Compensation
         ----------------------

     None.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Name and Address of                 Number of Shares of            Percentage
Beneficial Owner                    Common Stock Owned            of Ownership
----------------                    ------------------            ------------

Phil E. Pearce                           1,750,000                    47.25
6624 Greenleaf Court
Charlotte, NC  28270

Frank G. Baldwin                         1,750,000                    47.25
P. O. Box 974
Rancho Santa Fe, CA 92067
                                          ---------                     ----

All Officers and Directors
  as a group                             3,500,000                     94.5%
                                         =========                     ====




Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 2000,
                  1999 and 1998
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                        May 1, 1991

                             Henson & Company, CPA's
                         1810 Fair Oaks Avenue Suite 320
                            South Pasadena, CA 91030
                        (626) 403-4410 Fax (626) 403-4411
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation at December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 2000 and 1999, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.

The accompanying 2000 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 2000 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 2000 financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Pasadena, California                        By:  /s/  Stephen Henson
                                               --------------------------------
March 29, 2001                                        Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                                 Balance Sheets
                           December 31, 2000 and 1999



         Assets
                                                         2000           1999
                                                         ----           ----
Intangible assets,
  net of accumulated
  amortization of $351,950
  and $351,950                                         $    --        $    --
                                                       ---------      ---------

Total assets                                           $    --        $    --
                                                       =========      =========

         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $  17,650      $  16,150
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                              19,800         18,300

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Accumulated deficit                                     (432,146)      (430,646)
                                                       ---------      ---------

   Total stockholders' equity                            (19,800)       (18,300)
                                                       ---------      ---------

Total liabilities
  and stockholders' equity $                                --        $    --
                                                       =========      =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 2000, 1999 and 1998

                                           2000          1999          1998
                                           ----          ----          ----

Income                                 $      --      $      --     $      --

Operating expenses:
         Amortization                         --             --            --
         Legal and
           professional fees                 1,500          2,500         2,500
                                       -----------    -----------   -----------

         Total operating expenses            1,500          2,500         2,500
                                       -----------    -----------   -----------

         Net loss                      $    (1,500)   $ ( 2,500)     $ ( 2,500)
                                       ===========    ===========   ===========

         Loss per share                $      (.00)   $      (.00)  $      (.00)
                                       ===========    ===========   ===========

         Weighted average
           shares outstanding            3,704,900      3,704,900     3,704,900
                                       ===========    ===========   ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                              2000          1999          1998
                                              ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                  $(1,500)      $(2,500)      $(2,500)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                               --            --            --
    (Increase) decrease in:
          Accounts
           receivable - officer                --            --            --
    Increase (decrease) in:
          Bank overdraft                       --            --            --
          Accrued liabilities                 1,500         2,500         2,500
                                            -------       -------       -------

Net cash used
    by operating activities                    --            --            --
                                            -------       -------       -------

NET INCREASE IN CASH                           --            --            --
CASH - BEGINNING OF PERIOD                     --            --            --
                                            -------       -------       -------

CASH - END OF PERIOD                        $  --         $  --            --
                                            =======       =======       =======


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


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

                        December 31, 2000, 1999 and 1998


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

NAME & POSITION                             DATE


By:  /s/  Phil E. Pearce                    August      , 2000
-------------------------------                    -----
          Phil E. Pearce
          Chairman, Treasurer, and Director



By:  /s/  Frank G. Baldwin                  August      , 2000
-------------------------------                    -----
          Frank G. Baldwin,
          President, Secretary and Director