Form 10-Q
period 2001-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2001-05-24
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
   March 31, 2001                                             33-27042-NY
   --------------                                             -----------


                          FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              93-0996537
 ---------------------------                              --------------------
(State of other jurisdiction                             (IRS Employer
 of incorporation)                                       Identification Number)


P. O. Box 974, Rancho Santa Fe, California                        92067
  --------------------------------------                        --------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                 -------------

         Securities registered pursuant to Section 12(b) of the Act:

        NONE                                                      NONE
 -------------------                                      ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2001 was 3,704,900. The aggregate common stock held by non-affiliates on March 31, 2001 was approximately 204,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          -----------------------------

                                      INDEX


                                                                    Page No.
                                                                    --------
                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at March 31, 2001 and
                    December 31, 2000                                          3

                  Statements of Operations - for the
                    quarters ended March 31, 2001
                    and March 31, 2000                                         4

                  Statement of Cash Flows - for the
                    quarters ended March 31, 2001
                    and March 31, 2000                                         5

                  Notes to Financial Statements                                6

                  Item 2.  Management's Discussion and
                  ------
                                    Analysis of Financial Cond-
                                    ition and Results of Operations            8

                  Item 3.  Quantitative and Qualitative
                  ------            Disclosures About Market Risk              8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.  Submission of Matters to a
                  ------            Vote of Security Holders                   9

                  Item 5.  Other Information                                   9
                  ------


                  Item 6.  Exhibits and Reports on Form 8-K                    9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 2001 and December 31, 2000

                  Assets
                                                        March 31    December 31
                                                       ---------     ---------


Total assets                                           $    --       $    --
                                                       =========     =========


         Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $  17,650     $  17,650
Due to officer                                             2,150         2,150
                                                       ---------     ---------

   Total current liabilities                              19,800        19,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705         3,705
Additional paid in-capital                               408,641       408,641
Losses accumulated during the
  development stage                                     (432,146)     (432,146)
                                                       ---------     ---------

   Total stockholders' equity                            (19,800)      (19,800)
                                                       ---------     ---------

Total liabilities
  and stockholders' equity $                                --       $    --
                                                       =========     =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 2001 and 2000



                                                    2001                2000
                                                    ----                ----
Income                                           $      --            $     --

Operating expenses:
Amortization                                            --                  --

Total operating expenses                                --                  --
                                                 -----------          ----------

Net loss                                         $      --            $     --
                                                 ===========          ==========

Loss per share                                   $      --            $     --
                                                 ===========          ==========

         Weighted average
           shares outstanding                           --                  --
                                                 ===========          ==========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 2001 and 2000
                                                 ----     ----

                                   (Unaudited)



                                                        2001             2000
                                                    ------------     -----------

Net income (loss)                                   $       --       $      --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                            --              --
                                                    ------------     -----------

Working capital provided by operations                      --              --
                                                    ------------     -----------

Net cash flows                                      $       --       $      --
                                                    ============     ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001


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

          Presentation
          ------------

     The Company's 2001 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

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

                                 March 31, 2001


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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   -----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 2000.

PART II  Other Information.
-------  ------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None

Item 5.  Other Information.
------   -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

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