Form 10-Q
period 2001-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2001-12-28
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                     Commission file number
    June 30, 2001                                              33-27042-NY
    -------------                                              -----------

                          FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               93-0996537
 ---------------------------                               --------------------
(State of other jurisdiction                              (IRS Employer
 of incorporation)                                        Identification Number)


                 P. O. Box 974, Rancho Santa Fe, California       92067
                   --------------------------------------        --------
                  (Address of principal executive offices)      (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                 NONE                                         NONE
          -------------------                         ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2001 was 3,704,900. The aggregate common stock held by non-affiliates on June 30, 2001 was approximately 204,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                       Page No.
                                                                       --------
                          Part I. Financial Information
                          ------ ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at June 30, 2001 and
                   December 31, 2000                                         3

                  Statements of Operations - for the
                    quarters ended June 30, 2001
                    and June 30, 2000                                        4

                  Statement of Cash Flows - for the
                    quarters ended June 30, 2001
                    and June 30, 2000                                        5

                  Notes to Financial Statements                              6

                  Item 2.  Management's Discussion and
                  ------   Analysis of Financial Cond-
                           ition and Results of Operations                   8

                  Item 3.  Quantitative and Qualitative
                  ------   Disclosures About Market Risk                     8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.  Submission of Matters to a
                  ------   Vote of Security Holders                          9

                  Item 5.  Other Information                                 9
                  ------

                  Item 6.  Exhibits and Reports on Form 8-K                  9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 2001 and December 31, 2000

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
                                                       =========      =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 2001 and 2000

                                                    2001                2000
                                                    ----                ----
Income                                           $      --           $      --

Operating expenses:
Amortization                                            --                  --

Total operating expenses                                --                  --
                                                 -----------         -----------

Net loss                                         $      --           $      --
                                                 ===========         ===========

Loss per share                                   $      --           $      --
                                                 ===========         ===========

         Weighted average
           shares outstanding                           --                  --
                                                 ===========         ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended June, 2001 and 2000
                                                ----     ----

                                   (Unaudited)





                                                    2001                2000
                                                 -----------         -----------

Net income (loss)                                $      --           $      --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                        --                  --
                                                 -----------         -----------

Working capital provided by operations                  --                  --
                                                 -----------         -----------

Net cash flows                                   $      --           $       --
                                                 ===========         ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001


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

                                  June 30, 2001


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   Results of Operations
         ---------------------

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