Form 10-Q
period 2001-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2001-12-28
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                     Commission file number
    Sep. 30, 2001                                              33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of Sep.30, 2001 was 3,704,900. The aggregate common stock held by non-affiliates on Sep. 30, 2001 was approximately 204,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                        Page No.
                                                                        --------
                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at Sep. 30, 2001 and
                   December 31, 2000                                          3

                  Statements of Operations - for the
                    quarters ended Sep. 30, 2001
                    and Sep. 30, 2000                                         4

                  Statement of Cash Flows - for the
                    quarters ended Sep.30, 2001
                    and Sep.30, 2000                                          5

                  Notes to Financial Statements                               6

                  Item 2.  Management's Discussion and
                  ------   Analysis of Financial Cond-
                           ition and Results of Operations                    8

                  Item 3.  Quantitative and Qualitative
                  ------   Disclosures About Market Risk                      8


                           Part II. Other Information
                           -------  -----------------

                  Item 4.  Submission of Matters to a
                  ------   Vote of Security Holders                           9

                  Item 5.  Other Information                                  9
                  ------

                  Item 6.  Exhibits and Reports on Form 8-K                   9
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 2001 and December 31, 2000

                                     Assets

                                                        Sep. 30      December 31
                                                       ---------      ---------


Total assets                                           $    --        $    --
                                                       =========      =========


                      Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $  17,650      $  17,650
Due to officer                                             2,150          2,150
                                                       ---------      ---------
   Total current liabilities                              19,800         19,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,704,900
  issued and outstanding                                   3,705          3,705
Additional paid in-capital                               408,641        408,641
Losses accumulated during the
  development stage                                     (432,146)      (432,146)
                                                       ---------      ---------
   Total stockholders' equity                            (19,800)       (19,800)
                                                       ---------      ---------
Total liabilities
  and stockholders' equity $                           $    --        $    --
                                                       =========      =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 2001 and 2000


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
                                                 ===========         ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                 For the quarters ended September, 2001 and 2000
                                                   ----     ----

                                   (Unaudited)





                                                    2001                2000
                                                 -----------         ----------

Net income (loss)                                $      --           $      --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                        --                  --
                                                 -----------         -----------

Working capital provided by operations                  --                  --
                                                 -----------         -----------

Net cash flows                                   $      --           $      --
                                                 ===========         ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001


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

                               September 30, 2001


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