Form 10-K
period 2001-12-31
FINANCIAL EXPRESS CORP /NV/
filed 2002-02-12
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
    December 31, 2001                                        33-27042-NY
-------------------------                                ----------------------


                          FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                 93-0996537
----------------------------                               -------------------
(State of other jurisdiction                              (IRS Employer
 of incorporation)                                        Identification Number)

        P. O. Box 974, Rancho Santa Fe, California               92067
          --------------------------------------                --------
         (Address of principal executive offices)              (Zip Code)

Registrant's telephone number:  (760) 632-0312
                                --------------

           Securities registered pursuant to Section 12(b) of the Act:

                 NONE                                     NONE
          -------------------                    ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2001 was 3,743,900. The aggregate common stock held by non-affiliates on December 31, 2001 was approximately 243,900 shares.

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

         A-1      Financial statements at December 31, 2001
                  Financial statements at December 31, 2000
                  Financial statements at December 31, 1999
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K

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

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of December 31, 2001 was 42.

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

In 1995, the development of the check clearing business was abandoned and the intangible assets were written off. In connection with this transaction, Mr. Falls assigned all but 50,000 of his shares to Mr. Baldwin and Mr. Pearce.

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


Item 6.  Selected Financial Data
         -----------------------


                       2001     2000      1999       1998      1997
                       ----     ----      ----       ----      ----

Revenues                --       --        --         --        --

Net profit (loss)    ( 2,743) ( 1,500)  ( 2,500)   ( 2,500)  ( 2,500)

Net profit (loss)
  per share             (.00)    (.00)     (.00)      (.00)     (.00)

Total assets            --       --        --         --        --

Working Capital      (22,543) (19,800)  (18,300)   (15,800)  (13,300)

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

     The following results of operations for the fiscal years ended December 31, 1999, 2000 and 2001 should be read in conjunction with the financial statements and notes pertaining thereto appearing elsewhere in this Form 10-K.

                                 2001             2000              1999
                                 ----             ----              ----

Revenues                      $    --          $    --           $    --
Expenses                          2,743            1,500             2,500
                              ---------        ---------         ---------

         Net loss                (2,743)         ( 1,500)        $ ( 2,500)
                              =========        =========         =========

Weighted average common
  shares outstanding          3,743,900        3,704,900         3,704,900
                              =========        =========         =========

Loss per common share         $   (.000)       $   (.000)        $   (.001)
                              =========        =========         =========


     The Company's activity during the fiscal year ended December 31, 2001 consisted primarily of exploring various financing and investment opportunities.

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

     Liquidity. The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $(22,543). However, management is confident that it will able to raise additional equity capital, due to the prospects for success with the possible new businesses.

           YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     Operating expenses were insignificant due to company's inactivity.

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


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Name                       Age              Position
----                       ---              --------

Phil E. Pierce             72               Chairman, Treasurer and Director
Frank G. Baldwin           71               President, Secretary, and Director

     The Directors will serve until the next annual meeting of shareholders or until their successors has been elected.

     The Officers are elected annually by the Directors and serve at the discretion of the Board of Directors.


Item 11. Executive Compensation
         ----------------------

     None.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------


Name and Address of                 Number of Shares of             Percentage
Beneficial Owner                    Common Stock Owned             of Ownership
-------------------                 -------------------            ------------

Phil E. Pearce                           1,725,000                     46.07%
6624 Greenleaf Court
Charlotte, NC  28270

Frank G. Baldwin                         1,725,000                     46.07%
P. O. Box 974
Rancho Santa Fe, CA 92067
                                         ---------                     -----

All Officers and Directors
  as a group                             3,450,000                     92.14%
                                         =========                     =====


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


                                     PART IV



Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

         A-1      Financial statements at December 31, 2001, 2000 and 1999
         A-2      Financial statement schedules (None)
         A-3      Exhibits (None)
          B       Reports on Form 8-K
                  May 1, 1991

                          Henson & Company, CPA's, Inc.
                          2045 Huntington Drive Suite B
                            South Pasadena, CA 91030
                        (626) 403-4410 Fax (626) 403-4411
                    Stephen Henson, CPA Elizabeth Henson, CPA

To the Board of Directors
Financial Express Corporation

We have audited the accompanying balance sheets of Financial Express Corporation at December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Express Corporation at December 31, 2001 and 2000, and the results of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 2001, 2000, and 1999 in conformity with generally accepted accounting principles.

The accompanying 2001 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1, at December 31, 2001 the Company has no working capital and faces uncertainty with respect to the prospects of acquiring and/or operating a successful business in the future. These facts raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans as to these matters are described in note 1. The 2001 financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Pasadena, California                        By:  /s/  Stephen Henson
                                               --------------------------------
January 7, 2002                                       Stephen Henson, CPA

                          FINANCIAL EXPRESS CORPORATION
                                 Balance Sheets
                           December 31, 2001 and 2000


                                     Assets

                                                         2001           2000
                                                       ---------      ---------
Intangible assets,
  net of accumulated
  amortization of $351,950
  and $351,950                                         $    --        $    --
                                                       ---------      ---------

Total assets                                           $    --        $    --
                                                       =========      =========


                      Liabilities and Stockholders' Equity

Current liabilities:
Accrued professional fees                              $  20,003      $  17,650
Due to officer                                             2,150          2,150
                                                       ---------      ---------

   Total current liabilities                              22,153         19,800

Stockholders' equity:
Common stock $.001 par value;
  25,000,000 shares
  authorized; 3,743,900 and
  3,704,900 issued and
  outstanding                                              3,744          3,705
Additional paid in-capital                               408,992        408,641
Accumulated deficit                                     (434,889)      (432,146)
                                                                      ---------

   Total stockholders' equity                            (22,153)       (19,800)
                                                       ---------      ---------

Total liabilities
  and stockholders' equity                             $    --        $    --
                                                       =========      =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                            STATEMENTS OF OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999


                                          2001           2000          1999
                                       -----------    -----------   -----------

Income                                 $      --      $      --     $      --

Operating expenses:
         Office Expenses                       501           --            --
         Legal and
           professional fees                 2,242          1,500         2,500
                                       -----------    -----------   -----------

         Total operating expenses            2,743          1,500         2,500
                                       -----------    -----------   -----------

         Net loss                      $    (2,743)   $   ( 1,500)  $   ( 2,500)
                                       ===========    ===========   ===========

         Loss per share                $      (.00)   $      (.00)  $      (.00)
                                       ===========    ===========   ===========

         Weighted average
           shares outstanding            3,743,900      3,704,900     3,704,900
                                       ===========    ===========   ===========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999

                                              2001          2000         1999
                                            -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                  $(2,743)      $(1,500)      $(2,500)

  Adjustments to reconcile
    net loss to net cash
    used by operating
    activities:

    Amortization                               --            --            --
    (Increase) decrease in:
          Accounts
           receivable - officer                --            --            --
    Increase (decrease) in:
          Bank overdraft                       --            --            --
          Accrued liabilities                 2,743         1,500         2,500
                                            -------       -------       -------
Net cash used
    by operating activities                    --            --            --
                                            -------       -------       -------
NET INCREASE IN CASH                           --            --            --

CASH - BEGINNING OF PERIOD                     --            --            --
                                            -------       -------       -------
CASH - END OF PERIOD                        $  --         $  --            --
                                            =======       =======       =======


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


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

                        December 31, 2001, 2000 and 1999


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

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999


3.   Stock Transactions (continued)
     -----------------------------

          During 2001, the Company issued 39,000 shares to eight individuals for legal and consulting services. These shares were assigned a nominal value of $390 that is included in operating expenses for the year.

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

NAME & POSITION                             DATE


/s/  Phil E. Pearce                              January      , 2002
-------------------------------                          -----
     Phil E. Pearce
     Chairman, Treasurer, and Director



/s/  Frank G. Baldwin                            January      , 2002
-------------------------------                          -----
     Frank G. Baldwin,
     President, Secretary and Director