Form 10-Q
period 2002-03-31
FINANCIAL EXPRESS CORP /NV/
filed 2003-01-24
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                    Commission file number
    March 31, 2002                                             33-27042-NY
    --------------                                             -----------

                         FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          93-0996537
 ---------------------------                           -------------------
(State of other jurisdiction                          (IRS Employer
 of incorporation)                                    Identification Number)


P. O. Box 974, Rancho Santa Fe, California                   92067
  --------------------------------------                    --------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (760) 632-0312

           Securities registered pursuant to Section 12(b) of the Act:

             NONE                                             NONE
      -------------------                             ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2002 was 3,743,900. The aggregate common stock held by non-affiliates on March 31, 2002 was approximately 243,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                   Page No.
                                                                   --------

                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at March 31, 2002 and
                    December 31, 2001                                 F-1

                  Statements of Operations - for the
                    quarters ended March 31, 2002
                    and March 31, 20001                               F-2

                  Statement of Cash Flows - for the
                    quarters ended March 31, 2002
                    and March 31, 2001                                F-3

                  Notes to Financial Statements                       F-4

                  Item 2.  Management's Discussion and
                  ------   Analysis of Financial Cond-
                           ition and Results of Operations             3


                  Item 3.  Quantitative and Qualitative
                  ------   Disclosures About Market Risk               3


                           Part II. Other Information
                           -------  -----------------

                  Item 4.  Submission of Matters to a
                  ------   Vote of Security Holders                    4

                  Item 5.  Other Information                           4
                  ------

                  Item 6.  Exhibits and Reports on Form 8-K            4
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                      March 31, 2002 and December 31, 2001

                  Assets
                                                      March 31       December 31
                                                      ---------       ---------


         Total assets                                 $    --         $    --
                                                      =========       =========


                  Liabilities and Stockholders' Equity

         Current liabilities:
         Accrued professional fees                    $  20,003       $  20,003
         Due to officer                                   2,150           2,150
                                                      ---------       ---------

            Total current liabilities                    22,153          22,153

         Stockholders' equity:
         Common stock $.001 par value;
           25,000,000 shares
           authorized; 3,743,900
           issued and outstanding                         3,744           3,744
         Additional paid in-capital                     408,992         408,992
         Losses accumulated during the
           development stage                           (434,889)       (434,889)
                                                      ---------       ---------

            Total stockholders' equity                  (22,153)        (22,153)
                                                      ---------       ---------

         Total liabilities
           and stockholders' equity                   $    --         $    --
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                 For the quarters ended March 31, 2002 and 2001



                                                        2002            2001
                                                      ---------       ---------
Income                                                $    --         $    --

Operating expenses:
Amortization                                               --              --

Total operating expenses                                   --              --
                                                      ---------       ---------

Net loss                                              $    --         $    --
                                                      =========       =========

Loss per share                                        $    --         $    --
                                                      =========       =========

         Weighted average
           shares outstanding                              --              --
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                   For the quarters ended March, 2002 and 2001
                                                 ----     ----
                                   (Unaudited)



                                                        2002            2001
                                                      ---------       ---------

Net income (loss)                                     $    --         $    --
Add items to reconcile net
  loss to working capital
  used by operations:
    Amortization                                           --              --
                                                      ---------       ---------

Working capital provided by operations                     --              --
                                                      ---------       ---------

Net cash flows                                        $    --         $    --
                                                      =========       =========

                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002


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

             Presentation
             ------------

          The Company's 2002 financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, and currently has not been able to bring its product to the marketplace. While the Company expects profits over the long term, the Company is currently seeking additional working capital and equity capital to fund the marketing and further development of the Company's product. The Company is continuing to pursue various investment and merger opportunities in its efforts to reach its investment and business objectives.

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

                                 March 31, 2002


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


2.   Capitalization
     --------------

          In June 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows:

                                                              Exercise
                Warrants      Total                             Price
      Class     Per Unit     Warrants     Expiration date     Per Share
      -----     --------     --------     ---------------     ---------

        A         16          256,000      June 1, 2002         $5.50
        B         16          256,000      June 1, 2002         $6.00

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
------   -----------------------------------------------------------

     We have no material changes to the disclosure on this matter made in our report on form 10-K for the year ended December 31, 2001.

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

FINANCIAL EXPRESS CORPORATION


By:  /s/  Frank Baldwin                          Date: April 20, 2002
   -------------------------------                     --------------
          Frank Baldwin
          Secretary and director

                                CERTIFICATIONS

I, Frank Baldwin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Financial Express Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




   Date 4/20/02                             /s/  Frank Baldwin
       ------------                         ------------------------------
                                                 Frank Baldwin
                                                 Secretary, Treasurer
                                                 and Director