Form 10-Q
period 2002-06-30
FINANCIAL EXPRESS CORP /NV/
filed 2003-01-24
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended                                    Commission file number
    June 30, 2002                                              33-27042-NY
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

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2002 was 3,743,900. The aggregate common stock held by non-affiliates on June 30, 2002 was approximately 243,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                   Page No.
                                                                   --------

                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at June 30, 2002 and
                    December 31, 2001                                 F-1

                  Statements of Operations - for the
                    quarters ended June 30, 2002
                    and June 30, 20001                                F-2

                  Statement of Cash Flows - for the
                    quarters ended June 30, 2002
                    and June 30, 2001                                 F-3

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
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                       June 30, 2002 and December 31, 2001

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
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 2002 and 2001



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
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
                  For the quarters ended June 30, 2002 and 2001
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

                                  June 30, 2002


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

                                  June 30, 2002


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


2.   Capitalization
     --------------

          In June 1990 the Company sold on a firm commitment basis 16,000 units at $6.00 per unit. Each unit consisted of one share of common stock par value of $.001 and sixteen Redeemable Stock Purchase Warrants each warrant capable of purchasing one share of common stock as follows: (pending board approval the expiration date has been extended two years to June 1, 2004.)

                                                              Exercise
               Warrants      Total                              Price
     Class     Per Unit      Warrants     Expiration date     Per Share
     -----     --------      --------     ---------------     ---------

       A         16          256,000        June 1, 2004        $5.50
       B         16          256,000        June 1, 2004        $6.00

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

FINANCIAL EXPRESS CORPORATION


By:  /s/  Frank Baldwin                          Date: July 9, 2002
   ----------------------------                       ------------
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




   Date July 9, 2002                        /s/  Frank Baldwin
        ------------                        ------------------------------
                                                 Frank Baldwin
                                                 Treasurer-Secretary
                                                 and Director