Form 10-Q
period 2002-09-30
FINANCIAL EXPRESS CORP /NV/
filed 2003-01-24
CIK 846777

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended                                    Commission file number
  September 30, 2002                                            33-27042-NY
  ------------------                                            -----------

                         FINANCIAL EXPRESS CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          93-0996537
 ---------------------------                           -------------------
(State of other jurisdiction                          (IRS Employer
 of incorporation)                                    Identification Number)


P. O. Box 974, Rancho Santa Fe, California                   92067
  --------------------------------------                    --------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number:  (760) 632-0312

           Securities registered pursuant to Section 12(b) of the Act:

             NONE                                             NONE
      -------------------                             ---------------------
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

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2002 was 3,743,900. The aggregate common stock held by non-affiliates on September 30, 2002 was approximately 243,900 shares.



Documents incorporated by reference:                 NONE
------------------------------------

                          FINANCIAL EXPRESS CORPORATION
                          =============================

                                      INDEX


                                                                   Page No.
                                                                   --------

                          Part I. Financial Information
                          ------  ---------------------

                  Item 1.  Financial Statements (Unaudited)
                  ------   --------------------------------

                  Balance Sheets - at September 30, 2002 and
                    December 31, 2001                                 F-1

                  Statements of Operations - for the
                    quarters ended September 30, 2002
                    and September 30, 20001                           F-2

                  Statement of Cash Flows - for the
                    quarters ended September 30, 2002
                    and September 30, 2001                            F-3

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
                  ------

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                                 Balance Sheets
                    September 30, 2002 and December 31, 2001


                  Assets

                                                      Sept. 30       December 31
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
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the quarters ended September 30, 2002 and 2001



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
                                                      =========       =========


                             See accompanying notes

                          FINANCIAL EXPRESS CORPORATION
                        (a development stage enterprise)
                            STATEMENTS OF CASH FLOWS
               For the quarters ended September 30, 2002 and 2001
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

                               September 30, 2002


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

                               September 30, 2002


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


By:  /s/  Frank Baldwin                          Date: 10/21/02
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




   Date 10/21/02                            /s/  Frank Baldwin
       ------------                         ------------------------------
                                                 Frank Baldwin
                                                 Secretary-Treasurer
                                                 and Director