Form 10-Q
period 2002-12-31
BARRINGTON SCIENCES CORP
filed 2003-05-14
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the first quarter ended                               Commission file number
    December 31, 2002                                            33-27042-NY
---------------------------                               ----------------------

                         BARRINGTON SCIENCES CORPORATION
                ------------------------------------------------
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

            Nevada                                                93-0996537
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                1107 Bennet Drive
                    Port Coquitlam, British Columbia, Canada        V3C 6H2
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

                  Registrant's telephone number: (604) 868-7400

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

         (1)  Yes       No   X                (2)  Yes      No  X
                 -----     -----                      -----   -----

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2002 was 23,446,354. The aggregate common stock held by non-affiliates on December 31, 2002 was 336,700.

                                 ===============

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                    ========================================

                                      INDEX


                                                                        Page No.
                                                                        --------
                  Part I.  Financial Information
                  ------   ---------------------
                  Item 1.  Financial Statements

                  Balance Sheet - at December 31, 2002                     3

                  Statements of Operations - for the
                    quarters ended December 31, 2002
                    and 2001                                               4

                  Statement of Cash Flows - for the
                    quarters ended December 31, 2002
                    and 2001                                               5

                  Notes to Financial Statements                            6

                  Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations       6

                  Item 3.  Quantitative and Qualitative Disclosures
                            About Market Risk                              8

                  Item 4.  Controls and Procedures                         8



                           Part II. Other Information
                           -------  -----------------

                  Item 1.  Submission of Matters to a
                                    Vote of Security Holders               9

                  Item 2.  Changes in Securities                           9


                  Item 3.  Defaults Upon Senior Securities                 9


                  Item 4.  Submission of Matters to a
                                    Vote of Security Holders               9


                  Item 5.  Other Information                               9


                  Item 6.  Exhibits and Reports on Form 8-K                9

                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                  Balance Sheet
                                December 31, 2002



         Assets
         ------

Current assets:
  Cash                                                              $   232,388
  Accounts receivable                                                     2,061
  Prepaid and other current assets                                       49,901
                                                                    -----------
      Total current assets                                              284,350

Property plant and equipment, net of
  accumulated depreciation of $48,889                                   118,066
Intangible assets, net of accumulated
  amortization of 23,395                                              1,615,946
                                                                    -----------

    Total assets                                                    $ 2,018,362
                                                                    ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable to banks                                            $    98,921
  Accounts payable and accrued liabilities                               94,859
  Deposit received for share purchase                                   100,000
                                                                    -----------
     Total current liabilities                                          293,780

Stockholders' equity:
  Common stock $.001 par value;
    25,000,000 authorized; 23,446,354 issued
    and outstanding                                                      23,446
  Additional paid in-capital                                          3,412,858
  Foreign currency adjustment                                             9,591
  Losses accumulated during the
    development stage                                                (1,721,313)
                                                                    -----------

       Total stockholders' equity                                     1,724,582
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,018,362
                                                                    ===========


                             See accompanying notes



                          BARRINGTON SCIENCES CORPORATION
                         (A development stage enterprise)
                             STATEMENTS OF OPERATIONS
                 For the quarters ended December 31, 2002 and 2001


                                                                        Inception
                                          2002            2001           to date
                                      ------------    ------------    ------------

Income                                $       --      $       --      $       --


Operating expenses:
Depreciation and amortization               48,642            --            69,511
Bad debts                                   14,123            --            14,123
Consulting fees                             32,249          49,534          81,783
Management fees                             61,309            --           281,309
General and administrative expenses         26,360           5,275          40,984
Professional fees                           44,507          13,725         107,453
Research costs                              18,775            --            36,094
Travel                                       3,424           3,072          77,972
License fees                                  --            45,796          45,796
Joint venture formation costs               18,098         855,102         914,600
Materials                                   51,688            --            51,688
                                      ------------    ------------    ------------

Loss from operations                      (319,175)       (972,504)      1,721,313
                                      ------------    ------------    ------------


Net loss                              $   (319,175)   $   (972,504)   $ (1,721,313)
                                      ============    ============    ============

Loss per share                        $     (0.017)   $     (0.079)   $     (0.125)
                                      ============    ============    ============

     Weighted average
       shares outstanding               18,879,210      12,293,593      14,426,685
                                      ============    ============    ============


                              See accompanying notes

                                        4



                             BARRINGTON SCIENCES CORPORATION
                            (A development stage enterprise)
                                STATEMENTS OF CASH FLOWS
                    For the quarter ended December 31, 2002 and 2001
                                       (Unaudited)



                                                                            Inception
                                                 2002           2001         to date
                                             -----------    -----------    -----------

OPERATING ACTIVITIES
Net loss                                     $  (319,175)   $  (972,504)    (1,721,313)
Items not affecting cash:
  Depreciation and amortization                   48,642           --           72,284
Changes in non-cash working capital:
  Accounts receivable                             20,911           --           (2,061)
  Prepaids and other current assets              (21,718)        (2,487)       (49,901)
  Bank overdraft                                  75,099           --           98,921
  Accounts payable and accrued liabilities       (27,392)        48,940         94,859
  Other, net                                       8,459           --             --
                                             -----------    -----------    -----------

Cash flow used by operating activities          (163,486)      (926,051)    (1,507,211)

INVESTING ACTIVITIES
Purchase of capital assets                        (8,767)       (45,604)      (166,955)
Additions to intangible assets                   (21,663)          --       (1,639,341)
                                             -----------    -----------    -----------

Cash flow from investing activities              (30,430)       (45,604)    (1,806,296)

FINANCING ACTIVITIES
Increase (decrease) in short term debt            (3,497)       365,243           --
Increase in deposit
   received for share purchase                   100,000           --          100,000
Issuance of common shares                        329,801        625,738      3,445,895
                                             -----------    -----------    -----------

Cash flow from financing activities              426,304        990,981      3,545,895
                                             -----------    -----------    -----------

INCREASE IN CASH FLOW                            232,388         19,326        232,388

CASH - Beginning of period                          --             --             --
                                             -----------    -----------    -----------

CASH - End of period                         $   232,388    $    19,326    $   232,388
                                             ===========    ===========    ===========


                                 See accompanying notes

                                           5

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


1.        Basis of presentation
          ---------------------

             General
             -------

               On December 30, 2002, Barrington Sciences International Corporation ("BSIC") completed the sale of its assets to Financial Express Corporation ("FEC"), a publicly traded Nevada corporation, in a reverse merger. FEC changed its name to Barrington Sciences Corporation. The accompanying financial statements include the accounts of Barrington Sciences International Corporation and its wholly owned subsidiaries, and the activity of FEC from the date of acquisition. In connection with the transaction, the fiscal year of BSIC, September 30, was adopted.

               The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

             Stockholders' equity

               Basic (loss) per share was computed using the weighted average number of common shares outstanding.


Item 2.   Management's Discussion and Analysis of Financial Condition and Plan
-------   --------------------------------------------------------------------
          of Operations
          -------------

             (a) Plan of Operation

               The Company has generated no revenues from its operations and has been a development stage enterprise since inception.

               In order to implement its plans for 2003, the Company is seeking approximately $3,000,000 in financing. If this financing is obtained, the Company has established the following budget for 2003. This budget assumes the acquisition of VicTorch Meditek, Inc.

               On January 16, 2003 the Company entered into a definitive agreement with VicTorch Meditek Inc. ("VicTorch"), a California diagnostic products company, pursuant to which the Company will acquire all of the outstanding shares of VicTorch in exchange for 382,500 shares of the Company's common stock plus $765,000 in cash. The closing of this acquisition was expected to occur on March 31, 2003. The company is working with VicTorch to find a suitable alternate closing and expect to have this resolved within a few days. In 2002, VicTorch had revenues in excess of $600,000. More importantly, it has developed an HIV antigen that has been approved in China. This product will be used to supply the Company's joint venture in China with the HIV antigen for manufacturing the rapid test. In addition, VicTorch has a host of other products and customers throughout the developing world. The Company intends to develop VicTorch's customer base in order to substantially increase revenues

               The Company also recently signed a letter of intent to purchase the assets of Memco-Tec Limited of Guangzhou, China. The consideration for the assets will be 1,000,000 shares of the Company's common stock and $50,000.00 in cash. Memco-Tec has developed an array of diagnostic testing methods and is in the process of testing revolutionary methods for this industry. In addition, Memco-Tec has extensive connections in India, China and other Asian counties. Memco-Tec's personnel are also one of its valuable assets. Its revenues in 2002 were approximately $200,000. In the event the Company does not close the purchase with Memco-Tec, it would have no immediate impact on the Company, but could affect new product introduction and long-term revenues.

               Both VicTorch and Memco-Tec are developers and manufacturers of medical diagnostic tests. The following budget and projection includes all operations now owned by the Company plus VicTorch and Memco-Tec.

               The Company requires a $3 million cash investment in order to carry out its business plan. Provided this investment occurs, the Company projects the following range of results.

               The Company has sales from VicTorch but has not closed the purchase of VicTorch as of this date. In order to close the VicTorch deal, the Company requires approximately $1 million.

               Sales are expected to begin in China in the third calendar quarter of 2003, then in other Asian countries in the fourth calendar quarter 2003, and then in North and South America in the first calendar quarter of 2004.

               The following projections are for a one-year period after obtaining funding of the $3 million.

          o Sales: $8 million to $14 million with approximately 50% of the sales made to the joint venture partner in China.

          o    Gross Profit: $2.8 million to $4.9 million based on 35% margin.

          o    Operating Expenses: $1.5 million to $3.6 million.

          o Profit from the Joint Venture operation in China: $.2 million to $1.3 million (this is in addition to the above gross profit on sales to the JV).



             (b) Liquidity and capital resources

               The Company currently has a short-term liquidity problem based on near term operating needs. However, management believes that it will able to raise additional equity capital, due to the prospects for success with the Company's products.

             (c) Comparison of 2002 and 2001

               Operating costs, excluding joint venture related costs, increased by over 400% in 2002 as the company incurred additional costs to get prepared for a launch of the Company's products. The joint venture costs were significantly higher in 2001, the year that the company issued shares to acquire the rights for a joint venture in China. The costs associated with this acquisition represented a recovery of the seller's research, development and operating expenses incurred in the development of a market for the company's products in China.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
-------   -----------------------
          Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

          There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART II  Other Information.
-------  ------------------

Item 1.   Legal Proceedings.
------    -----------------

          There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2.   Changes in Securities
-------   ---------------------

          (a) There were no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities during the period covered by this report.

          (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          (Not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          (Not applicable)

Item 5.   Other Information
-------   -----------------

          (Not applicable)

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)       Exhibits

           4.1      Share Purchase Warrant Certificate

          10.1 Asset Acquisition Agreement between the Company and Barrington International Sciences Corporation (previously filed with Form 8-K filed on February 13, 2003)

          10.2      Bill of Sale absolute effective as of December 31, 2003

          10.3 Amendment to Acquisition Agreement between the Company and Barrington International Corporation

          10.4      Agreement for Acquisition of ABP Diagnostics Limited

          10.5      Joint Venture Agreement with Shangdon Weigao Group Co. Ltd.
                    China


          (b)       Reports on Form 8-K

          Reference 8 K filed February 10, 2003

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized

BARRINGTON SCIENCES CORPORATION

By:  /s/  Lorne Brote                       Date:  May 9, 2003
   --------------------------                      -----------
          Lorne Broten
          CFO and director