Form 10-Q
period 2003-03-31
BARRINGTON SCIENCES CORP
filed 2003-05-14
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================
                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the second quarter ended                              Commission file number
    March 31, 2003                                           33-27042-NY
-----------------------------                             ----------------------

                         BARRINGTON SCIENCES CORPORATION
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

             Nevada                                       93-0996537
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

               1107 Bennet Drive
    Port Coquitlam, British Columbia, Canada                      V3C 6H2
    (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number: (604) 868-7400

           Securities registered pursuant to Section 12(b) of the Act:
                 NONE                                             NONE
     (Title of Each Class)                               (Name of Each Exchange
                                                            on which Registered)

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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2003 was 23,987,753 The aggregate common stock held by non-affiliates on March 31, 2003 was 7,168,089

                                  ===========

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                       Page No.
                                                                       --------
     Part I.  Financial Information
     -------  ---------------------

     Item 1.  Financial Statements
     -------  --------------------

     Balance Sheet - at December 31, 2002                                   3

     Statements of Operations - for the
       quarters ended December 31, 2002
       and 2001                                                             4

     Statement of Cash Flows - for the
       quarters ended December 31, 2002
       and 2001                                                             5-6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations                     8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    8

     Item 4.   Controls and Procedures                                      8


                           Part II. Other Information
                           --------------------------

     Item 1.   Submission of Matters to a
                       Vote of Security Holders                             9

     Item 2.           Changes in Securities                                9

     Item 3.           Defaults Upon Senior Securities                      9

     Item 4.           Submission of Matters to a Vote of Security Holders  9

     Item 5.           Other Information                                    9

     Item 6.           Exhibits and Reports on Form 8-K                     9

                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                  Balance Sheet
                              As at March 31, 2003

Assets
------
Current assets:
  Cash                                                              $   125,503
  Accounts receivable                                                     7,796
  Prepaid and other current assets                                       25,349
                                                                    -----------
  Total current assets                                                  158,648
                                                                    -----------

   Other Assets
 Deposit for Acquisition                                            $    50,000
 Equity Joint Venture                                                   400,000
                                                                    -----------
Total Other Assets                                                      450,000
                                                                    -----------

Property plant and equipment, net of
  accumulated depreciation of $69,683                               $   106,692
Intangible assets, net of accumulated
  amortization of $51,816                                             1,587,525
                                                                    -----------

    Total assets                                                    $ 2,302,865
                                                                    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable to banks                                            $   199,911
  Accounts payable and accrued liabilities                              180,903
                                                                    -----------
  Total current liabilities                                         $   380,814
                                                                    -----------

Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized: 23,987,753 issued
    and outstanding                                                 $    23,988
  Additional paid in-capital                                          3,955,447
  Foreign currency adjustment                                             9,591
                                                                    -----------
                                                                      3,989,026
  Losses accumulated during the
    development stage                                                (2,066,975)
                                                                    -----------

       Total stockholders' equity                                     1,922,051
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,302,865
                                                                    ===========


                             See accompanying notes

                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                            STATEMENTS OF OPERATIONS
              For the second quarters ended March 31, 2003 and 2002

                                                  2003                  2002
                                               ------------          ----------

Income                                         $     --              $     --

Operating expenses:
-------------------
Legal & Professional                           $     98,236              22,872
Bank Charges & Interest                               9,846                 130
Supplies                                              2,602                --
Office Expense                                        3,953                 683
Rent                                                  1,763                --
Telephone                                             4,936                 640
Meetings                                                722                --
Internet & Web Site                                     994                 707
Misc Expenses                                         4,636               3,308
Bad Debts                                               178                --
Travel                                               31,113              10,987
Postage & Courier                                     5,791                --
Insurance                                             2,041                --
Advertising & Samples                                 2,619               5,177
Research Costs                                        3,485                --
Wage Cost & Costs                                    30,761                --
Consulting fees                                      30,089              11,888
Management fees                                      58,691              40,000
Joint venture formation costs                         3,991                --
Depreciation and amortization                        49,215                --
                                               ------------        ------------
Loss from operations                           $    345,662        $     96,392
                                               ------------        ------------

 Net loss                                      $   (345,662)       $    (96,392)
                                               ============        ============

Loss per share                                 ($     0.014)       ($     0.001)
                                               ============        ============

     Weighted average
       shares outstanding                        23,987,753          12,293,593
                                               ============        ============

                             See accompanying notes


                                       BARRINGTON SCIENCES CORPORATION
                                      (A development stage enterprise)
                                          STATEMENTS OF OPERATIONS
                             For the six months ended March 31, 2003 and 2002

                                                                                          Inception
                                          2003                      2002                   to date
                                      ------------             ------------             ------------

Income                                $       --               $       --               $       --
Operating expenses:
-------------------
Legal & Professional                  $    142,743                   36,587                  205,689
Bank Charges & Interest                     10,064                      189                   10,324
Supplies                                     3,449                     --                      2,602
Office Expense                               7,843                    1,244                    8,821
Rent                                         1,763                     --                      3,363
Telephone                                    8,324                    1,139                    7,557
Meetings                                     4,216                     --                        772
Internet & Web Site                          1,389                    2,671                    4,525
Misc Expenses                               5, 136                    3,806                    4,949
Bad Debts                                   14,301                     --                     14,301
Travel                                      52,308                   14,919                  110,973
Postage & Courier                            7,847                     --                      6,453
Insurance                                    2,041                     --                      2,041
Advertising & Samples                        2,619                    6,011                    8,951
Research Costs                              22,260                     --                     39,579
License Fee                                   --                     45,796                   45,796
Wage Cost & Costs                           46,661                     --                     49,452
Consulting fees                             40,209                   61,422                  111,872
Management fees                            120,000                   40,000                  340,000
Joint venture formation costs               22,089                  855,102                  918,591
Materials                                   51,688                     --                     51,688
Depreciation and amortization               97,857                     --                    118,726
                                      ------------             ------------             ------------

Loss from operations                    $ 664, 837             $  1,068,896             $  2,066,975
                                      ------------             ------------             ------------


Net loss                              ($   664,837)            ($ 1,068,896)            ($ 2,066,975)
                                      ============             ============             ============

Loss per share                        ($     0.028)            ($     0.087)            ($     0.130)
                                      ============             ============             ============

     Weighted average
       shares outstanding               23,987,753               12,293,593               15,835,883
                                      ============             ============             ============

                                               See accompanying notes



                                         BARRINGTON SCIENCES CORPORATION
                                        (A development stage enterprise)
                                             STATEMENTS OF CASH FLOWS
                               For the six months ended March 31, 2003 and 2002

                                                                                                 Inception
                                                      2003                   2002                  to date
                                                  -----------            -----------             ----------
OPERATING ACTIVITIES
Net loss                                          $  (664,837)           $(1,068,698)            (2,066,975)
Items not affecting cash:
  Depreciation and amortization                        97,857                   --                  121,499

Changes in non-cash working capital:
  Accounts receivable                                  22,972                 (8,348)                  --
  Subscriptions Receivable                             71,640                   --
  Prepaids and other current assets                    (4,962)               (13,071)               (33,145)
  Bank overdraft                                      176,089                   --                  199,911
  Loan Payable                                           --                  340,000                   --
  Accounts payable and accrued liabilities             58,653                 34,540                180,903
  Inventory                                            51,688                   --                     --
                                                  -----------            -----------            -----------
Cash flow used by operating activities               (190,900)              (715,577)            (1,597,807)

INVESTING ACTIVITIES
 Investment In Joint Venture                         (400,000)                  --                 (400,000)
Deposit on Acquisition                                (50,000)                  --                  (50,000)
Purchase of capital assets                            (18,187)               (51,704)              (176,375)
Additions to intangible assets                        (21,663)                  --               (1,639,341)

Cash flow from investing activities                  (489,850)               (51,704)            (2,265,716)

FINANCING ACTIVITIES
Increase (decrease) in short term debt                 (3,498)                  --                     --
Issuance of common shares & Paid In Capital           796,968                847,493              3,979,435
Foreign Currency Adjustment                            12,783                   --                    9,591
                                                  -----------            -----------            -----------
Cash flow from financing activities                   806,253                847,493              3,989,026
                                                  -----------            -----------            -----------

INCREASE IN CASH FLOW                                 125,503                 80,212                125,503

CASH - Beginning of period                               --                     --                     --
                                                  -----------            -----------            -----------
CASH - End of period                              $   125,503            $    80,212            $   125,503
                                                  ===========            ===========            ===========

                                            See accompanying notes

                                                       6


                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003


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

          Stockholders' equity
          --------------------

          Basic (loss) per share was computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations
--------------------------------------------------------------------------------

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

                           (c) Comparison of 2003 and 2002

          Operating costs, excluding joint venture related costs, increased by 395% in 2003 as the company incurred additional costs to get prepared for a launch of the Company's products and continued efforts to raise the capital required to launch sales.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

          None. The Company does not hold any material market risk sensitive instruments.

Item 4. Controls and Procedures
-------------------------------

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


Item 1. Legal Proceedings.
--------------------------

          There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities
-----------------------------

          (a) The articles of the company were amended during the quarter. A copy of the amended and restated Articles of Incorporation is attached.

          (b) The bylaws of the corporation were amended during this quarter. A copy of the Bylaws as amended is attached.

Item 3. Defaults Upon Senior Securities
---------------------------------------

          (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

          Shareholders owning 23,109,654 hares of the Company's common stock, representing 98.5% of the outstanding shares of common stock, voted by written consent in February, 2003 to amend and restate the Articles of Incorporation of the Company. In accord with Nevada law, those shareholders not consenting to this action were notified of the action by the Company.

Item 5. Other Information
-------------------------

          (Not applicable)

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

Exhibit Listing

          3.1. Restated Articles of Incorporation of Barrington Sciences Corporation

          3.2. Bylaws of Barrington Sciences Corporation

         10.1. Contract-Licensing Agreement with Egyptian Organization for Biological Products & vaccines - Vacsera

(b)      Reports on Form 8-K

         Form 8-K filed February 5, 2003
         Form 8 K filed April 14, 2003

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized

BARRINGTON SCIENCES CORPORATION

By: /s/  Lorne Broten                           Date: May 12, 2003
    ---------------------------                       --------------------------
         Lorne Broten
         CFO and director