Form 10-Q
period 2003-06-30
BARRINGTON SCIENCES CORP
filed 2003-08-14
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the third quarter ended June 30, 2003

                       Commission file number 33-27042-NY
                 ------------------------- --------------------

                         BARRINGTON SCIENCES CORPORATION
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                 Nevada                                  93-0996537
                 ------                                  ----------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

            1107 Bennet Drive
 Port Coquitlam, British Columbia, Canada                        V3C 6H2
 ----------------------------------------                        -------
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

         (1)  Yes X      No                (2)  Yes  X    No
             -----     -----                     -----   -----
The number of shares of the Common Stock of the registrant outstanding as of June 30, 2003 was 24,024,467 The aggregate common stock held by non-affiliates on June 30, 2003 was 7,204,803.

                                                           [GRAPHIC OMITTED]

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
   Part I.  Financial Information
   -------  ---------------------

   Item 1.  Financial Statements
   ------   ---------------------

   Balance Sheet - at June 30, 2003                                         3

   Statements of Operations - for the
     quarters ended June 30, 2003 and
            June 30, 2002                                                   4

   Statement of Cash Flows - for the
     quarters ended June 30, 2003
     and 2002                                                             5-6

   Notes to Financial Statements                                            7

   Item 2.  Management's Discussion and Analysis
     of Financial Condition and Results of Operations                       8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      8

   Item 4.   Controls and Procedures                                        8
   ------


                           Part II. Other Information

   Item 1.  Submission of Matters to a
   ------            Vote of Security Holders                                9
   Item 2.           Changes in Securities                                   9
   ------

   Item 3.           Defaults Upon Senior Securities                         9
   ------

   Item 4.           Submission of Matters to a Vote of Security Holders     9
   ------

   Item 5.           Other Information                                       9
   ------

   Item 6.           Exhibits and Reports on Form 8-K                        9
   ------

                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                  Balance Sheet
                               As at June 30, 2003

Assets
------
Current assets: Cash
                                                                    $     --
  Accounts receivable                                                       248
  Prepaid and other current assets                                          399
                                                                    -----------
  Total current assets                                                      647
                                                                    -----------

   Other Assets
 Deposit for Acquisition                                            $    50,000
 Equity Joint Venture                                                   400,000
                                                                    -----------
Total Other Assets                                                      450,000
                                                                    -----------

Property plant and equipment, net of
  accumulated depreciation of $24,393                               $   139,271
Intangible assets, net of accumulated
  amortization of $82,312                                             1,594,711
                                                                    -----------

    Total assets                                                    $ 2,174,629
                                                                    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Bank overdraft                                                    $    94,205
  Accounts payable and accrued liabilities                              298,936
                                                                    -----------
  Total current liabilities                                         $   393,141
                                                                    -----------

Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized: 24,024,467 issued
    and outstanding                                                 $    24,025
  Additional paid in-capital                                          3,968,274
   Currency Exchange                                                     32,705
                                                                    -----------
                                                                      4,025,004
  Losses accumulated during the
    development stage                                                (2,243,516)
                                                                    -----------

       Total stockholders' equity                                     1,781,488
                                                                    -----------

Total liabilities and stockholders' equity                          $ 2,174,629
                                                                    ===========


                             See accompanying notes

                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                            STATEMENTS OF OPERATIONS
              For the second quarters ended June 30, 2003 and 2002

                                                      2003             2002
                                                 ------------      ------------
Income
------
Sales                                                    --        $     16,753
Cost of Sales                                            --              25,296
                                                 ------------      ------------
                                                         --              (8,543)
                                                 ------------      ------------
Other
-----
Profit on Sale of Fluid Separation                       --              95,101
Inventory Write off                                      --           (98, 190)
                                                 ------------      ------------
Contribution (Loss) before Expenses                      --             (11,632)
                                                 ------------      ------------
Operating expenses:
-------------------
Legal & Professional                             $     32,398            15,577
Bank Charges & Interest                                 7,220            20,998
Supplies                                                1,313             1,891
Office Expense                                          3,792             5,877
Rent                                                      799              --
Telephone                                               3,073               194
Meetings                                                  947              --
Internet & Web Site                                     1,266               600
Misc Expenses                                           3,503               448
Bad Debts                                                 179              --
Travel                                                  3,149            33,149
Postage & Courier                                       3,028              --
Insurance                                                 978              --
Advertising & Samples                                   8,331            (3,806)
Research Costs                                         11,317              --
Wage Cost & Costs                                      11,997              --
Consulting fees                                         5,790            40,423
Management fees                                        60,000            69,287
Sundry                                                  1,037              --
Depreciation and amortization                          28,421              --

                                                 ------------      ------------
Loss from operations                             $    176,541      $    184,683
                                                 ------------      ------------

 Net loss                                        $   (176,541)     ($   196,270)
                                                 ============      ============

Loss per share                                   ($     0.008)     ($     0.012)
                                                 ------------------------------
     Weighted average
       shares outstanding                          21,414,249        15,824,791
                                                 ------------      ------------

                             See accompanying notes


                                    BARRINGTON SCIENCES CORPORATION
                                   (A development stage enterprise)
                                       STATEMENTS OF OPERATIONS
                          For the nine months ended June 30, 2003 and 2002

                                                                                                  Inception
                                                   2003                     2002                   to date
                                               ------------             ------------             ------------

Sales                                                  --               $     16,753             $     16,753
Cost of Sales                                          --                     25,296                   25,296
                                               ------------             ------------             ------------
                                                       --                     (8,543)                  (8,543)
                                               ------------             ------------             ------------
Other
-----
Profit on Sale of Fluid Separation                     --                     95,101                   95,101
Inventory Write off                                    --                  (98, 190)                  (98,190)
                                               ------------             ------------             ------------
Contribution (Loss) before Expenses                    --                    (11,632)                 (11,632)
                                               ------------             ------------             ------------
Operating expenses:
-------------------
Legal & Professional                           $    185,228                   52,174                  233,769
Bank Charges & Interest                              17,284                   21,187                   17,544
Other                                                 4,486                     --                      3,639
Office Expense                                       11,635                    6.824                   12,613
Rent                                                  2,562                     --                      4,162
Telephone                                            11,397                    1,333                   10,630
Meetings                                              5,163                     --                      1,669
Internet & Web Site                                   2,655                    3,271                    5,791
Misc Expenses                                         8,639                      323                    8,452
Bad Debts                                            14,480                     --                     14,480
Travel                                               55,487                   48,193                  114,122
Postage & Courier                                    10,875                      297                    9,481
Insurance                                             3,019                     --                      3,019
Advertising & Samples                                10,950                    6,011                   17,282
Research Costs                                       33,577                     --                     50,896
License Fee                                          45,796                   45,796
Wage Cost & Costs                                    58,658                   15,563                   61,449
Consulting fees                                      43,226                   24,860                  114,889
Management fees                                     203,904                  170,709                  423,904
Joint venture formation costs                        22,089                  855,102                  918,591
Materials                                            53,001                     --                     53,001
Depreciation and amortization                        88,465                     --                    106,705
                                               --------------------------------------------------------------
Total Expenses                                 $    846,780                1,252,789                2,231,884
                                               --------------------------------------------------------------
Net Loss                                       $   (846,780)              (1,264,421)              (2,243,516)
                                               ------------            --------------------------------------
     Loss per share                           ($      0.039)            ($     0.079)            ($     0.130)
                                               ==============================================================
     Weighted average Shares O/S                 21,414,249               15,824,791               17,027,808
                                               ==============================================================

                                                  See accompanying notes




                                               BARRINGTON SCIENCES CORPORATION
                                              (A development stage enterprise)
                                                   STATEMENTS OF CASH FLOWS

                                            For the Nine months ended June, 2003 and 2002
                                                                                                    Inception
                                                        2003                    2002                 to date
                                                     -----------             ----------            -----------

OPERATING ACTIVITIES
Net loss                                             $  (846,780)            (1,264,421)            (2,243,516)
Items not affecting cash:
  Depreciation and amortization                           88,465                106,705

Changes in non-cash working capital:
  Accounts receivable                                     22,724                (24,112)                  (248)
  Subscriptions Receivable                                71,640                   --                     --
  Prepaids and other current assets                       27,784                   --                     (399)
  Bank overdraft                                          94,205                 88,550                 94,205
  Loan Payable                                              --                  395,820
  Accounts payable and accrued liabilities               173,188                220,382                298,936
  Inventory                                               51,688                (55,979)                  --
                                                     -----------            -----------            -----------

Cash flow used by operating activities                  (317,086)              (639,760)            (1,744,317)

INVESTING ACTIVITIES
 Investment In Joint Venture                            (400,000)                  --                 (400,000)
Deposit on Acquisition                                   (50,000)                  --                  (50,000)
Purchase of capital assets                               (49,345)               (85,489)              (163,664)
Additions to intangible assets                            (5,476)            (1,585,177)            (1,667,023)
                                                     -----------            -----------            -----------

Cash flow from investing activities                     (504,821)            (1,670,666)            (2,280,687)

FINANCING ACTIVITIES

Issuance of common shares & Paid In Capital              809,832              2,402,650              3,993,299
Foreign Currency Adjustment                               35,897                 32,705
                                                     -----------            -----------            -----------
Cash flow from financing activities                      845,729              2,402,650              4,025,004
                                                     -----------            -----------            -----------

INCREASE IN CASH FLOW                                     23,822                 92,224                   --

CASH - Beginning of period                               (23,822)                  --                     --
                                                     -----------            -----------            -----------

CASH - End of period                                 $      --              $    92,224            $      --
                                                     ===========            ===========            ===========

                                              See accompanying notes

                                                        6

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003


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

     Stockholders' equity
     --------------------

     Basic (loss) per share was computed using the weighted average number of common shares outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Plan of Operations
------  ------------------------------------------------------------------------

     (a) Plan of Operation

     The Company has generated no revenues from its operations and has been a development stage enterprise since inception.

     In order to implement its plans for 2003 and 2004, the Company is seeking approximately $3,000,000 in financing. The financing could be in the form; of debt or equity The Company has not obtained any of this financing and currently has no commitments for any of this financing. If this financing is obtained, the Company has established the following budgets as outlined below. This budget assumes completion of the pending acquisition of VicTorch Meditek, Inc.

     On January 16, 2003 the Company entered into a definitive agreement with VicTorch Meditek Inc. ("VicTorch"), a California diagnostic products company, pursuant to which the Company will acquire all of the outstanding shares of VicTorch in exchange for 382,500 shares of the Company's common stock plus $765,000 in cash. The closing of this acquisition was scheduled for March 31, 2003, but was delayed due to the company not raising the required capital. The cash for the closing will be paid from the completion of part or all of the $3 million financing The company is still working with VicTorch to find a suitable alternate closing and expect to have this resolved soon. In 2002, VicTorch had revenues in excess of $600,000 and current monthly revenues are approximately $150,000. VicTorch has a number of products and has customers in the developing world. If the VicTorch acquisition is completed, the Company will develop VicTorch's existing customer base in order to increase revenues.

     The Company has decided to not proceed with the purchase of Memco-Tec Limited of Guangzhou, China.

     VicTorch is a developer and manufacturer of medical diagnostic tests. The following budget and projection includes all operations now owned by the Company plus VicTorch.

     The Company requires approximately a $3 million cash investment in order to carry out its business plan and to achieve the projected results described below.

     VicTorch has sales, which will become part of the company's sales [but the purchase of VicTorch has not closed as of this date. In order to close the VicTorch deal, the Company requires approximately $1 million. The total purchase price for VicTorch is $765,000.00 cash and 365,000 common shares valued at $2 per share for a total cost of $1,530,000.

     The Company currently has a distribution agreement for all Asian countries, excluding China. China sales will come from the joint venture in China with the Shangdon Weigao Group. If the VicTorch acquisition is completed, the Company plans to begin sales activity in China in the second calendar quarter of 2004. Sales activity in all other Asian countries is expected to begin in the first calendar quarter of 2004, and then in South America in the second calendar quarter of 2004. VicTorch presently has sales in North America and the company will utilize resources to increase these sales as rapidly as possible.

     The company and Shangdon Weigao Group of Weihai own the joint venture in China equally. The name of the joint venture company is: Weihai Barrington Biological Engineering Co. Ltd. The joint venture company has been funded by the partners and has US $800,000.00 in the bank. The joint venture company will employ its own sales staff and will have access to markets that have been developed by Weigao Group over the past twenty years.

     The following projections are for a one-year period [following completion of the Company's $3 million financing and the VicTorch acquisition.] [Before the Company can complete the VicTorch acquisition, it will need to raise at least approximately $1 million of the financing. None of the $3 million financing has been obtained and no financing commitments are in place.]

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

     If financing in the amount projected herein is not obtained the company will become a customer of VicTorch's and purchase products and ingredients from VicTorch to supply to the Asian distributor and the joint venture in China. However the company will require working capital in order to carry out the distribution activities. The company presently estimates this to be about $1 Million.

          (b) Liquidity and capital resources

     The Company is currently addressing short-term liquidity issues based on near term operating needs and requirement to purchase VicTorch. Management believes that it will able to raise additional equity capital to meet the Company's liquidity needs, due to the prospects for success with the Company's products. However, the Company has no commitments from potential equity investors and has never generated any revenues from its products or operations.

          (c) Comparison of 2003 and 2002

     Operating costs, excluding joint venture related costs, increased by 212% in 2003 as the company incurred additional costs to get prepared for a launch of the Company's products and continued efforts to raise the capital required to launch sales.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

     None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
------    -----------------------

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

Item 2.   Changes in Securities
-------   ---------------------

          None this quarter

Item 3.   Defaults Upon Senior Securities
-------  -------------------------------

          (Not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None

Item 5.   Other Information
------    -----------------

         (Not applicable)

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a) Exhibits

          None this quarter

          (b) Reports on Form 8-K

          Form 8-K filed February 5, 2003
          Asset Purchase Agreement dated October 17, 2002, between Barrington Sciences International Corporation, a Canadian corporation, and Financial Express Corporation, a Nevada corporation.
          Consent of Independent Auditors
          Financial Statements of Business Acquired. NOTE: These statements were prepared in accord with Canadian generally accepted accounting principles. Financial Statements of the Company reflecting the Business Acquired as of December 31, 2002 prepared in accord with U.S. generally accepted accounting principles will be filed as soon as available.

          Form 8 K filed April 14, 2003
          Change of year-end from December 31 to September 30

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BARRINGTON SCIENCES CORPORATION

By: /s/  Lorne Broten                        Date:   August 12, 2003
   ---------------------------                       ---------------------------
   Lorne Broten
   CFO and Director (Principal Financial
   Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders of the Company. The Company does not anticipate sending out a separate annual report or proxy material to its security holders subsequent to the filing of the annual report. In the event that the Company determines that it will send out either a separate annual report or any proxy materials, the Company will furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.


                                 CERTIFICATIONS

I, George Moore Chief Executive Officer, certify that:

1) I have reviewed this Quarterly Report on Form 10-Q of Barrington Sciences Corporation

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
       c.) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 12, 2003          By: /s/George Moore
                                              ---------------------
                                              George Moore
                                              Chief Executive Officer

                                 CERTIFICATIONS

I, Lorne Broten Chief Financial Officer, certify that:

1) I have reviewed this Quarterly Report on Form 10-Q of Barrington Sciences Corporation

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a.) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b.) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c.) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
       b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 12, 2003                    By: /s/  Lorne Broten
                                              ----------------------------------
                                                   Lorne Broten
                                                   Chief Financial Officer