Form 10-K
period 2003-09-30
BARRINGTON SCIENCES CORP
filed 2004-10-22
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================

                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
    September 30, 2003                                           33-27042-NY
-------------------------                                 ----------------------

                         BARRINGTON SCIENCES CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               (Formerly known as: Financial Express Corporation)

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

         (1)  Yes  X   No                  (2)  Yes  X   No
                 -----    -----                    -----    -----

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2003 was 24,156,517. The aggregate common stock held by non-affiliates on September 30,2003 was 8,514,417.

                                   ==========

                                 FORM 10-K INDEX

                                     PART I


Item 1.  Description of the Business                                           3

Item 2.  Properties                                                           16

Item 3.  Legal Proceedings                                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                  16


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters                                                 18

Item 6.  Selected Financial Matters                                           17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           19

Item 8.  Financial Statements and Supplementary Data                          19

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                               19


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       20

Item 11. Executive Compensation                                               23

Item 12. Security Ownership of Certain Beneficial Owners and Management       23

Item 13. Certain Relationships and Related Transactions                       24

Item 14. Controls and Procedures                                              25

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     26

Signatures

Financial Statements

Officer Certifications

Item 1.  Description of the Business
         --------

Forward-Looking Statements. The following information contains information concerning possible future results, and accordingly, are what the Securities and Exchange Commission ("SEC") has defined as forward-looking statements. You should not consider this information about the future to be either accurate or reliable. The future performance of the Company is subject to many uncertainties and risk factors (see "Risk Factors" below for a discussion of major risks). Although they represent Management's present plans, no assurance can be given that actual results will approximate current plans.

GENERAL

Financial Express Corporation (the "Company") was originally incorporated in the state of Nevada on January 5, 1989 as Harley Equities, Ltd., to purchase, merge with or acquire any business or assets which management believed had the potential for being profitable. During May of 1991, through a series of transactions, Harley acquired all of the outstanding stock of Financial Express Corporation; a company organized to develop and commercialize a distinctive nationwide service for processing and clearing checks and related bank transactions. The only assets of the acquired Company consisted of intangible assets comprised of intellectual properties, vendor relationships and customer relationships established during the development of the service. Concurrent with the acquisition, the Company changed the corporate name to Financial Express, Corporation. The Company expended all of its liquidity during 1991 in the search for financing in order to properly develop and market its product.

During 1995, the development of this business was abandoned and the intangible assets were written off.

The Company continued in existence, searching for financing and/or potential merger candidates to carry on the Company's existing or other business opportunities.

In an Asset Purchase Agreement dated October 17, 2002 (the "Asset Purchase Agreement") between Barrington Sciences International Corporation ("Barrington"), as seller, and the Company, as purchaser, the Company agreed to acquire all of the assets of Barrington. Barrington is engaged in the development of specialized medical diagnostic test kits. Barrington is also engaged in a joint venture in China with Shandong Weigao Group to facilitate the manufacture and distribution of the company's diagnostic test kits in China and for export.

The shareholders of Barrington approved the transaction as required by the Asset Purchase Agreement and the transaction was closed, effective as of December 31, 2002.

Pursuant to the terms of the Asset Purchase Agreement, the Company acquired all of the assets of Barrington, including all cash, equipment, machinery, inventory, material contracts, goodwill, trademarks, patents and other intellectual property, as well as all of the issued and outstanding shares in the stock of Barrington's wholly-owned subsidiary, ABP Diagnostics Limited, a company incorporated under the laws of England.

The Company also has acquired all unfilled orders and all other contracts, engagements or commitments to which Barrington was entitled in connection with Barrington's on-going business, and it is the Company's intent to assert all rights and perform all related obligations under such contracts. None of these contracts or rights are material.

On December 30, 2002, the Company (FEC) entered into an "Asset Purchase Agreement" with Barrington Sciences International Corporation ("BSIC") including its wholly owned subsidiaries. The transaction was accounted for as a "reverse acquisition" since FEC was an inactive shell company and no change of ownership of the BSIC assets occurred


As consideration for the sale of the assets, the Company issued to Barrington 19,701,653 shares of the company's common stock. After this issuance, there are now 23,446,354 shares issued and outstanding, 563,567 warrants at Cdn $0.75 outstanding. There are also 422,400 warrants outstanding they are 211,200 at $5.50 and 211,200 at $6.00

Subsequent to the closing of the asset acquisition, the Company changed its name to Barrington Sciences Corporation, and continues to pursue the business of developing, manufacturing and distributing medical diagnostic test kits and related products.

For the years from 1995 through 2002, the Company conducted no material business and as of December 31, 2002, prior to the acquisition of Barrington's assets, had stockholder's equity of ($22,153).

The Company currently has no full time employees. The Company uses the part time services of 5 individuals.

HISTORY AND DESCRIPTION OF COMPANY'S CURRENT BUSINESS

The Company's current business was initiated on August 27, 2001 with the incorporation of Barrington Sciences International Corporation ("Barrington"). After the incorporation, Barrington purchased the assets of Lexington Laboratories Inc. and Barrington Sciences Corporation on October 1, 2001 by issuing shares to those companies. The predecessor companies had spent $1.2 million on product and joint venture development. Neither company had been engaged in sales. The only activities were searching for products and developing the relationship in China with the Joint Venture Partner. On May 31, 2002, Barrington purchased ABP Diagnostics Ltd. of England for shares and obtained its formulas and technology. ABP's activities to this date had been spent on acquiring reagents and developing flow through test kits. The company had also entered into a licensing agreement with Vacsera in Egypt. ABP had not got to revenue with the exception of the sale of some samples for testing.

PRODUCTS

DIAGNOSTIC TESTS

The Company has developed a distribution business to sell diagnostic tests as well as other products that can be sold through its distribution network. The Company also continues to look for opportunities to acquire new technology for distribution through the network it has developed.

In addition, the Company is working on the commercialization of its in vitro diagnostic tests, based upon the technology developed by the entities it has acquired as well as manufacturing and distributing other diagnostic technologies such as Elisa tests (Enzyme-linked-immunosorbant-assay tests).

The Company's rapid in vitro diagnostic tests can be administered in a three-to-eight minute visual screening process that is a highly accurate method for the detection of antibodies specific to a target virus found in the bloodstream. These tests utilize synthetic and recombinant peptides that are 100% non-infectious and are specific to the antibody detection. The peptides are immobilized onto a membrane, whereby a patient's small blood sample flows through and detects the peptides to produce a positive or negative result for the specific virus. All of the Company's reagents and rapid in vitro diagnostic test kits are reliable, low cost, non-invasive, and produce rapid or instant results.

At this stage, the Company is focusing on initial distribution of its products outside Europe and Canada. Testing that has been conducted on the products being currently commercialized have demonstrated their effectiveness

The medical diagnostic kit and reagent industry worldwide is estimated to be over US $28.5 billion by 2005, with a continued growth rate that will continue at a healthy pace. The struggle to control infectious diseases has become increasingly difficult. Diseases that seemed subdued, such as tuberculosis and malaria, are fighting back with renewed ferocity. Some, such as cholera and yellow fever, are striking back in regions once thought safe from them. Other infections are now so resistant to drugs that they are virtually untreatable. Furthermore, deadly new diseases such as ebola hemorrhagic fever, for which there is no cure or vaccine, are emerging in many parts of the world. At the same time, the sinister role of hepatitis viruses and other infectious agents in the development of many types of cancer is becoming increasingly evident. The result amounts to a global crisis. No Country is safe from infectious diseases.

Most importantly, the Company's tests can save lives through early detection. Since the availability of the HCV (hepatitis C virus) assay in 1990, the incidence of post-transfusion HCV has declined significantly. The tests can also improve health through prompt diagnosis. Rapid bacterial test systems can reduce the mortality rate associated with infection by over 45%. NOTHING CAN BE TREATED UNTIL IT IS DIAGNOSED.

The Company's targeted markets for its in vitro diagnostic tests are in developing nations where there is an immediate need for large volumes of infectious diseases tests to be conducted.

The Company has entered into a joint venture agreement with Shandong Weigao Group ("the Weigao Group"). The joint venture is designed to facilitate the manufacture and delivery of the Company's products in China. Weigao is the largest manufacturer and distributor of medical devices in China. Weigao will use their extensive network of sales offices and distributors to sell the Company's tests throughout that country.

The Company's initial primary selling initiative will be focused in Asia excluding China.

The Joint Venture plant is under construction in Weihai China and should be ready to be in production testing by the end of 2004. Licenses are being applied for, for the products that the Company plans to sell through the joint venture.

The Company expects sales to begin in Asia during the first (calendar) quarter of 2005. The joint venture plans to sell between $2 Million and $3 Million of tests in the first year of sales. The Company expects to average about a 40% gross profit (profit after cost of goods) on sales. For further information regarding this operation, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

The Company believes that it is poised to become a leading supplier of both unique point-of-care in vitro diagnostic test kits and the reagents that are the key component of the test. Maintaining its focus on infectious diseases, it is the Company's goal to continue development and acquisition of state-of-the-art leading technologies in the rapid point-of-care and testing in the in vitro diagnostics market. The Company will engage in research and development that will lead to the direct sale of reagents and the joint venture development of sales programs for its products.

It is the Company's goal to initiate its distribution and sales and marketing initiatives through its strategic alliance with Shandong Weigao Group, located in China. The tests have been subjected to substantial clinical and other test studies performed in hospitals, government agencies and independent laboratories throughout the world. Participating analysis has been conducted by the Department of Microbiology at Mt. Sinai Cancer Research Hospital in Toronto, Biomedical Associates, Maidstone in Kent, England, the Uganda Virus Research Institute in Entebbe, Uganda, and the South African Institute for Medical Research in Johannesburg, and Immuno Science Inc. of Las Vegas, Nevada. All of these organizations have consistently rated the test as very high in terms of sensitivity and specificity.

The Company's significant value is its distribution network and that it recognizes the need for the deployment of rapid response, point-of-care in vitro diagnostic tests specifically for infectious diseases such as tuberculosis, HIV,
H. pylori and hepatitis B & C. The Company has targeted an initial market that will give it credibility and presence in the long-term.

ANTIGEN/CONJUGATE - REAGENT

Antigens and conjugates are the chemical components of what make the Barrington rapid result diagnostic tests perform properly. The antigens and conjugates work in concert with each other, but each is a separate entity of its own. They exist in liquid form, are prepared in the laboratory setting and are integral to the proper performance of the test kit.

An antigen, by definition, is any substance that, as a result of coming into contact with appropriate cells (in the case of the Barrington tests, cells from antibodies in the patient's blood, serum or plasma) induces a state of sensitivity and/or immune responsiveness after a latent period (approximately three minutes) and which reacts in a demonstrable way with antibodies of the sensitized subject. These antigens, which are spotted on the membrane within the Barrington tests, react with the antibodies in the patient sample being tested to show either a positive or a negative response to the disease for which the patient is being tested.

The conjugate is a biochemical substance prepared with an IgG that is specific to the disease for which testing is being done. The conjugate is subsequently joined with a colloidal gold solution and recombinant peptides that bind the antigens to the membrane within the test. This allows the antigens to be stable during the administration of the test and to give a reliable result.

SPECIFIC TEST PRODUCTS

The Company has created several specific tests for infectious diseases. These tests are for tuberculosis, HIV 1&2, hepatitis C and H.pylori. The Company also has other tests under development.

Mycobacterium Tuberculosis - Mycobacterium tuberculosis is a lateral Flow test that indicates the presence or absence of the active tuberculosis disease. It is a three-minute visual screening test that detects antibodies to M. tuberculosis. The test utilizes a proprietary mixture of protein and lipopolysaccharide antigen that detects the M. tuberculosis antibody on a membrane enclosed in a cassette. The antigens are 100% non-infectious and are highly specific for tuberculosis antibody detection. The antigens are immobilized on a membrane; the patient's sample flows through and reacts with the antigen. A wash buffer then removes the unreacted specimen and a signal solution containing colloidal gold is applied. At this time the signal solution binds to human antibodies that are attached to the antigen on the membrane. The excess signal solution is removed by applying additional wash buffer. Within 30 seconds of this step the results appear under "T" as the red dot on the membrane.

There is also a control area on the membrane under "C" that will react with the reagent to form a second dot showing that the test is functioning as designed. Two red lines approximately 2 ml in diameter indicate an M. tuberculosis reactive or positive specimen. All positive tests must be confirmed with a second confirmation test or culture. The patient's sample should not be turbid or it will clog up the membrane, causing a decrease or a complete cessation of flow rate. Presently tuberculosis is the most rapidly growing infectious disease in the world. Since 1998 more people have died from tuberculosis related diseases than from any other infectious disease. In fact, tuberculosis related diseases kill more people annually than the next three infectious disease killers combined.

HIV 1&2 - The HIV 1&2 (AIDS) test is also a lateral Flow test, which indicates the presence or absence of HIV infection. It is a three-minute visual screening test that simultaneously detects antibodies to HIV 1&2. The test utilizes synthetic and recombinant cross-linked peptides that represent the envelope glyco-proteins of the HIV 1&2 virus immobilized on the membranes enclosed in the cassette. The membrane has a proprietary blend of peptides for the detection of HIV 1&2 antibodies present in plasma or serum. These peptides are 100% non-infectious and highly specific for HIV antibody detection.

This type of test is gaining popularity in the screening of at risk patients. The test is a sensitive immunoassay used to detect the presence of antibodies to the two types of human immunodeficiency viruses, collectively designated as HIV
(AIDS). The virus is only transmitted by sexual contact, by exposure to blood or certain blood products and from an infected mother to her fetus or child through childbirth or breastfeeding.

HIV 2 virus is similar to the HIV 1 virus. The test contains peptides immobilized on a membrane. The patient sample flows through and reacts with the peptides. A wash buffer then removes the unreacted specimen and a signal solution is applied. At this time the signal solution binds to the human antibodies that are attached to the peptide on the membrane. The excess signal solution is removed by applying a washer buffer. Within 30 seconds of this step the results appear on the membrane.



There is also a control area on the membrane that will react with the reagents to form a second line showing that the test is functioning as designed. Two red lines approximately 2 ml in diameter indicate HIV reactive or a positive specimen.

Hepatitis B and C
The hepatitis B test is a test used for screening blood samples or individuals for infection. The hepatitis C test is delivered as a lateral flow test. The test for hepatitis B is a three-minute screening test that detects hepatitis B surface antigen. The test utilizes monoclonal and polyclonal antibodies. The antibodies to the principal antigen determinates are immobilized on a membrane enclosed in the test cassette. The membrane is coated with affinity-purified antibodies to the common sub-types of hepatitis B, for detection of the virus present in plasma or serum. These antibodies are 100% non-infectious and highly specific to hepatitis detection.

H. pylori
The helicobacter pylori test is a lateral flow test that indicates the presence or absence of H. pylori infection. H. pylori is a bacterium associated with and known to cause peptic and duodenal ulcer disease and gastritis. It is also classified as a carcinogen and is a cause of stomach cancer. The Company's
H.pylori test is a test for the qualitative determination of human IgG antibody specific to H.pylori in human serum and plasma. The test utilizes a sandwich principal: purified proteins from the whole cell sonicates of H.pylori are immobilized on the surface of the membrane. The patient sample is allowed to react with the antigens. The human IgG antibodies specific to H.pylori, if present in the human serum or plasma, bind to the antigens.

PLAN FOR 2005

The products have been in the testing and evaluation phase to date.

The Company believes that the following products will be ready for commercial distribution in 2005 in the following locations:


Product                Location     Planned Date of          Estimated
                                    Initial Distribution     Revenue


Diagnostic Tests       Asia         1st Q 2005               1st Year $.5 to 1 Million

Diagnostic Tests       Africa       2nd Q 2005               1st Year $.5 to 1 Million

Diagnostic Tests       China        3rd Q 2005               1st year $.3 to .5 Million


Assuming that there are sales of $2.5 million, the Company would expect to make a gross profit after cost of goods of approximately $1 million. The Company believes that is sufficient to cover the other on-going operating costs of the Company that will be incurred during that period.

However, in order to reach this goal, The Company needs to raise sufficient capital to fund the production of initial inventories as well as other operating costs. The Company estimates that need at approximately $2 million.

                                                                               8

In order to implement its full business plan, the Company needs to raise approximately $2 million in additional capital.

If the Company is able to raise the needed capital to implement its product development and commercialization plans, it is expected that the Company will increase its employment from the current 5 part time employees to a total of approximately 7 full time employees by the end of 2005, including 2 employees involved with research, testing and development and 2 employees focused on marketing and distribution of products.



OPERATING CAPITAL REQUIREMENTS

As is discussed in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, at this time, the Company has nearly exhausted the capital it has previously raised.

In order to achieve the Company's goals for 2004 and beyond, the Company estimates that it needs to raise approximately $2 million in additional cash investment (see the "Budget for 2004/2005" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below).

AVAILABLE INFORMATION

The Company files annual and quarterly reports (Forms 10-K and 10-Q with the U.S. Securities and Exchange Commission and such other supplemental current reports (Form 8-K) as may be required or appropriate from time to time.

These reports may be found at HTTP://WWW.SEC.GOV/EDGAR.SHTML.

Information about the Company may also be found at the Company's WEB site at www.barringtonsciences.com


RISK FACTORS

At this early stage in the development of the Company, an investment in the Company's Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and all other information contained in the Form 10-K before deciding to invest in the Company. Although the Company has described the risks and uncertainties that it believes to be material to its business, it is possible that other risks and uncertainties that affect the Company's business will arise or become material in the future.

If the Company is unable to effectively address these and other potential risks and uncertainties, its business, financial condition or results of operations could be materially and adversely affected. In this event, the value of the Company's Common Stock could decline and an investor could lose all or part of the investor's investment.

Lack of Public Market for the Company's Common Stock
There is no public or trading market for the Company's Common Stock, and no assurance can be given that any such market will develop in the future, or that a public offering of any of the Company's Common Stock will ever take place. No broker-dealer presently intends to make a market in the Company's Common Stock. An investment should be considered a long-term investment.

No Revenues reported to Date and No Guarantee of Revenues to be reported in the Future The Company has not achieved any material revenue to date and there is no guarantee that the Company will achieve revenues in the near future or at any time. The Company's financial future is premised upon certain factors beyond the Company's control including: (1) market acceptance of the Company's products;
(2) the quality of the Company's research; (3) the quality and pricing of the Company's test kits; (4) the ability of the Company's competitors to develop and market comparable or superior products; and (5) the Company's maintenance and establishment of certain strategic relationships and alliances, as well as on other factors, many of which may be beyond the Company's control. If the Company fails to achieve success in these areas or if the Company's competitors develop superior products, the Company's investors may lose all or part of their investment in the Company.

Additional Capital Is required and No Guarantee that the Company can obtain such Capital In order to continue its operations and its growth strategies, the Company is seeking additional equity and debt financing. If the Company is unable to obtain adequate financing, there can be no assurance that the Company will be able to successfully implement its business plan or meet its working capital requirements. In addition, the Company may experience rapid growth and may require additional funds to expand its operations or enlarge its organization. While the Company intends to explore a number of options in order to secure alternative financing in the event anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or on terms favorable to the Company. The failure to obtain sufficient financing may materially affect the Company's ability to expand or to remain in business.

Ability to Attract and Retain High-Quality Management and Employees
The Company's shareholders are fully dependent upon and will rely on the Company's Management to conduct the Company's business. Success of the business depends on the skills and efforts of management and, to a large extent, on the active participation of the Company's executive officers and key employees, as well as on the efforts and successes of the Company's researchers. The inability to attract, retain and motivate qualified senior management, scientists, and other skilled employees will adversely affect the Company's business.

Inability to Commercialize Products and Services
If the Company receives any revenues, the revenues may decrease after an initial period of market introduction due to factors such as:

o    Increased competition;
o    Changes in consumer preferences;
o    Changes in customer specifications;
o    Market saturation;
o    Changes in demand; and
o    Changes in economic conditions.

as well as other factors, many of which are beyond the Company's control.

Ability to Compete Effectively in Competitive Market
If the Company fails to execute its strategy in a timely or effective manner, its competitors may be able to seize the opportunity the Company has identified to address the disease testing needs of developing countries. The Company's business strategy is complex and requires that the Company successfully and simultaneously complete many tasks, and the failure to complete any one of these tasks may jeopardize the Company's strategy as a whole.

Certain of the Company's competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to:

o Adapt to new or emerging research and biotechnology developments and to changes in customer requirements more quickly;

o Take advantage of joint venture, acquisition, alliance, and other opportunities more readily; and

o Devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than the Company.

The Company's competitors in the biotechnology industry may include companies with strong brand recognition and experience. Also, as a result of increased competition, the Company's period-over-period growth rates may decline.

Variations in Revenues and Operating Results Expected
As the Company's business develops and expands, the Company may experience significant quarterly fluctuations in its results of operations. Because of these fluctuations, comparisons of the Company's operating results from period to period may not necessarily be meaningful and should not be relied upon as an indicator of future performance. The Company expects to continue to experience significant fluctuations in its quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control. These factors include:

o    Demand for and market acceptance of the Company's services;

o Introductions of products or services or enhancements by both the Company and by the Company's competitors;

o    Customer retention;

o    The timing and success of the Company's advertising and marketing efforts;

o The timing and magnitude of capital expenditures, including equipment costs relating to the expansion of the Company's infrastructure;

o Changes in the Company's pricing policies and the pricing policies of the Company's competitors; o Gains or losses of key strategic relationships; and o Other general and industry specific economic factors.

Risks Associated with International Business Activities
There are significant risks associated with the Company's international operations including:

o Regulatory limitations restricting or prohibiting the sale or other distribution of the Company's goods or services;

o    Unexpected changes in regulatory requirements;

o    Tariffs, customs, duties and other trade barriers;

o    Difficulties in staffing and managing foreign operations;

o    Political risks;

o    Fluctuations in currency exchange rates;

o Foreign exchange controls, which restrict or prohibit repatriation of funds;

o    Technology export and import restrictions or prohibitions;

o    Delays from government agencies;

o Seasonal reductions in business activity during the summer months in certain countries; and

o Potentially adverse tax consequences resulting from operating in multiple jurisdichtions with different tax laws.

The Company has invested heavily in developing its ability to provide products and services originating in China and in developing and expanding its market presence, and the Company may be subject to certain additional risks associated to doing business in developing countries. If the Company expands its operations into other parts of the world, including developing countries, an increasing portion of its revenue and expenses will be denominated in currencies other than dollars, and changes in exchange rates will likely affect the Company's results of operations. Depending on the countries involved, any or all of the foregoing factors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters in countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Foreign Currency Fluctuations
At the present time, some of the Company's activities are carried on outside of Canada and the United States. Accordingly, it is subject to risks associated with fluctuations in the rate of exchange of the American and Canadian dollar and foreign currencies.

The Company is currently not engaged in currency hedging to offset any risk of exchange rate fluctuation and currently has no plans to engage in currency hedging.

Uncertain Prospects for Growth
The market for the Company's disease testing kits has only recently begun to develop in developing countries, and is evolving rapidly. The Company's future growth, if any, will depend upon the willingness of these countries to purchase the Company's tests and on the quality, pricing, and effectiveness of these tests in preventing the spread of various diseases.

In addition, the Company must be able to differentiate itself from its competition through the quality and price of its tests. The Company may not be successful in differentiating itself, achieving market acceptance of its services or by selling additional products to its existing customer base, and the Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of its products. If the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new products or enhancements to existing products in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, the Company's business could be materially harmed.

Ability to Adapt to Evolving Technologies and Customer Demands
The Company's future success will depend in part upon its ability to offer low-cost, and high quality products that incorporate leading medical technologies and which respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

Impacts by Government Regulation and Legal Uncertainties
The Company may be subject to direct federal, state or local government regulation, in addition to regulations that apply to businesses generally. Specifically, in the United States, the Food and Drug Administration ("FDA") and comparable regulatory agencies in state and local jurisdictions impose substantial requirements on new product research and the clinical development, manufacture and marketing of certain pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products. The Company's products may require regulatory approval before commercialization. Governments in other countries have similar requirements for testing, approval and marketing. In the United States, in addition to meeting FDA regulations, the Company may also be subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals.

Before marketing in the United States, any pharmaceutical or therapeutic products require rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety and effectiveness standards, record keeping, labeling, storage, approval, export, advertising, promotion, sale and distribution of pharmaceutical products. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each applicable product candidate, may be lengthy, and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and effectiveness. Additional animal studies, other pre-clinical tests or clinical trials may be requested by the FDA, which may delay marketing approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies.

In addition to regulations enforced by the FDA, the Company may also become subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations. The Company's research and development programs may involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although the Company intends its safety procedures for handling and disposing of such materials to comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and the extent of that liability could exceed the Company's resources.

Reliance on Third-party Suppliers
In general, the Company purchases raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect upon the Company. Additionally, the Company is not dependent on any one supplier for any of its component parts, and the Company believes its test-kit assembly and production costs to be relatively low. However, the Company may be unable to adequately develop its products following its inability to purchase the material components of its test kits.

Reliance on Certain Key Customers
The Company expects to be dependent on certain key customers, and the loss of any one of them could significantly reduce or eliminate the Company's revenues, which would decrease the value of its Common Stock.

To the extent the Company depends upon key customers for a large percentage of its revenues, the loss of one or more of them could have a material adverse effect on the Company and on the value of its Common Stock. The Company anticipates that a large portion of its revenues will come from products sold and manufactured for a limited number of key customers including ABP Diagnostics ("ABP") and WBBC.

The Company will rely on third parties to supply development, manufacturing, marketing and distribution expertise, which will make the Company's success dependent upon their efforts. If they are not successful, it could negatively impact the Company and an investment in its Common Stock.

Reliance on Certain Strategic Relationships
The Company's future success is dependent on the development and maintenance of strategic relationships. If the Company's strategic partners or third parties fail to perform effectively, the Company may not generate any revenues or a profit. The Company may rely upon strategic partners:

o To assist the Company in the research and development of the Company's products;

o To participate in the later stage development and testing of commercial prototypes; and

o    To market and distribute the Company's products.

Lack of Diversification
The Company does not intend to invest at this time in any other assets or businesses other than those described in this Memorandum. The Company will be subject to the risks associated with lack of diversification.

No Dividends Declared on Common Stock
The Company currently intends to retain the Company's future earnings, if any, to finance the growth, development and expansion of the Company's business and marketing efforts, and accordingly, the Company does not currently intend to declare or pay any dividends on the Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be at the sole discretion of the Company's Board of Directors after taking into account various factors, including, among others, the Company's financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and any applicable state law requirements.
Uncertainty of Market and Scientific Data Included in this Memorandum

The Company operates in a dynamic and rapidly changing industry.
Thus, certain market data set forth in this Form 10-K may become rapidly obsolete. Additionally, as the Company is a high-technology company, certain scientific data presented in this Form 10-K may be superseded by more recent scientific developments and data. The Company cannot guarantee the continued reliability of any market data or scientific information presented in this Form 10-K after the date of this Form 10-K.

Ownership and Control of the Outstanding Common Stock is Concentrated
The Company's directors, executive officers and principal stockholders beneficially own approximately 67% of the Company's outstanding Common Stock. Two of the Company's stockholders, Charles Payne and George Moore, who are both officers and directors or the Company, collectively control approximately 33% of the Company's outstanding shares of Common Stock. See "Principal Stockholders."

Shares Eligible for Future Sale May Adversely Affect the Market
In general, Rule 144 under the Securities Act of 1933, as amended ("Rule 144") provides that securities may be sold without registration if there is current public information available regarding the Company and the securities have been held at least one year. Rule 144 also includes restrictions on the amount of securities sold and the manner of sale, and requires notice to be filed with the SEC. Under rule 144, a minimum of one year must elapse between the later of the date of the acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale under the Rule. If a one-year period has elapsed since the date the securities were acquired, the amount of restricted securities that may be sold for the amount of any person within any three-month period, including a person who is an affiliate of the issuer, may not exceed the greater of one percent (1%) of the then outstanding shares of common stock of the issuer or the average weekly trading volume in the over-the-counter ("OTC") market during the four calendar weeks preceding the date on which notice of sale is filed with the SEC. If a two-year period has elapsed since the date the securities were acquired from the issuer or from an affiliate of the issuer, a seller who is not an affiliate of the issuer at any time during the three months preceding a sale is entitled to sell the shares without regard to volume limitations, manner of sale provisions or notice requirements.

Outstanding shares, including shares held by affiliates, will be eligible in the future for resale in the open market, if any, in compliance with Rule 144. The sale in the public market of these shares of restricted Common Stock under Rule 144 may depress prevailing market prices of the Common Stock.

No Assurance of Public Trading Market
Although the Company desires to trade on an exchange such as the OTC Bulleting Board, there can be no assurance that the Company will ever be listed on either trading market or, if a listing is obtain, that a regular trading market for the securities will be sustained in either trading market.

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market, which provides significantly less liquidity than the NASDAQ Stock Market. Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. Quotes for stocks listed on the OTC Bulletin Board may be obtained on an Internet website maintained by OTC Bulletin Board at www.otcbb.com, which requires investors to have Internet access. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Furthermore, the NASD has proposed certain regulation changes that affect the OTC Bulletin Board, which if and when implemented, will affect both issuers and market makers. The effect on the OTC Bulletin Board cannot be determined at this time.


"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Securities
A "penny stock" is generally defined by the regulations of the SEC to be any equity security that is not traded on a national securities exchange or NASDAQ that that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities are trading at less than $5.00 per share on the OTC Bulletin Board or the TSX, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally have assets in excess of $1,000,000 or an individual annual income exceeding $200,000 or together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative and current quotations for the securities. If the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of shareholders of the Company to sell their securities on the secondary market.


Item 2.  Properties
         ----------

The Company does not currently lease or own any properties.

Item 3.  Legal Proceedings
         -----------------

     None


Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

Although the Company did not submit any matters to its shareholders for a vote in the fourth quarter of 2002, the agreement to acquire the assets of Barrington was submitted for approval of its shareholders at a shareholder meeting that was held on November 13, 2002. A vote of 13,262,180 shares for and zero shares against out of a total of 19,277,304 shares outstanding approved the agreement. No other maters were submitted for shareholder approval in the fourth quarter of 2002.

In March 2003, the Amended and Restated Articles of Incorporation of the Company were approved by the written consent of holders of 23,109,654 shares of the Company's common stock out of 23,446,354 then outstanding. Notice of this action was then provided to the remaining shareholders in accord with Nevada Law. The amendment increased the authorized capital from 50 million common shares to 100 million common shares and authorized of 50 million preferred shares.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


                             (a) Market Information

There is no market information established for the Company.

                                   (b) Holders

The approximate number of shareholders of record of the Common Stock of the Company as of September 30, 2003 was 468.

                                  (c) Dividends

The Company has never paid a cash dividend and intends to retain earnings, if any, for use in its business and does not presently intend to pay any cash dividends on its Common Stock.

                             (d) Stock transactions

The following summarizes stock transactions by the Company during 2002 and 2003.

The company issued 14,120,332 shares for $594,539 prior to the reverse merger acquisition. In May 2002 the company issued 4,552,570 for $1,424,859. These shares were issued for acquisitions. In September 2002 the company issued 952,344 shares for $1,163,069 to satisfy debts.

From October 1, 2002 to September 30, 2003 the company issued 1,339,409 shares for $824,656. For services rendered 91,266 for $68,450. Shares for the reverse merger with Financial Express Corp 3,744,701 and the company reacquired 644,105 shares. Total shares outstanding at September 30, 2003 24,156,517 Common Shares. For additional detail see shareholder Equity Section of the financial statements.







Item 6.  Selected Financial Data
         -----------------------

                           2003            2002
                        =========================
Revenue                         0          10,736

Profit (Loss)          (2,087,698)     (1,881,306)

Net Loss per share           0.09            0.14

Total Assets              522,110         269,923

Working Capital          (411,858)        120,353

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ----------------------

LIQUIDITY.
The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $411,858. However, management believes that it will able to raise additional equity capital, due to the prospects for success with the Company. However, no assurance can be given that sufficient additional capital can be raised. See "Business Plans for 2005" below for a further discussion of the Company's capital requirements.

OPERATIONS.
The Company had no material operations in 2003. In 2003, the Company incurred operating expenses of $816,586. These expenses consisted primarily of $260,161 for professional fees, $327,534 for Wages and Fees, $69,341 for travel and $35,123 for Bank Charges and interest.


BUSINESS PLANS FOR 2003/2004
Forward-Looking Statements. The following financial information and projections contain possible future results, and accordingly, are what the Securities and Exchange Commission ("SEC") has defined as forward-looking statements. You should not consider this information about the future to be either accurate or reliable. The following projections are subject to many uncertainties and risk factors (see "Risk Factors" above for a discussion of major risks). Although they represent Management's present plans, no assurance can be given that actual results will approximate current plans.

The Company's products are still in various stages of development as described in Part I, Item 1, Description of the Business. The Company's continued development of its products and successful marketing and distribution of these products is contingent upon the Company raising additional capital.

In order to implement its plans for 2005 the Company is seeking approximately $2,000,000 in financing.

If this financing is obtained, the Company has established the following budget for 2004/2005.


The Company requires $2 Million of cash investment in order to carry out its business plan. Providing the investment is acquired, the Company projects the following range of results.

Sales are expected to begin in Asia in the first quarter of 2005 and into the other countries in the second quarter 2005.

The following projections are for a one-year period after obtaining funding of $2 Million.

         Sales: $1.3 to 2.5 Million
         Gross Profit: $520,000 to $1 million based on 40%
         Operating Expenses: $400,000 to $600,000.
         Profit from the Joint Venture operation in China: $.05 to .1 Million
                (this is in addition to the above gross profit on sales.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     None

The Company does not hold any material market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Reference is made to the financial statements included later in this report after Item 15.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The following individuals currently serve as the Directors and executive officers of the Registrant. Each Director serves for a term of one year or until their successors have been elected at the annual meeting of shareholders in the year each director's term expires. The year each director's term expires is noted below. Under the Company's Articles of Incorporation, three-year staggered terms are authorized. At the next annual shareholders meeting, it is anticipated that Directors will be nominated for terms of one, two and three years to implement this staggered Board provision.

Name                         Age    Position
----                         ---    --------

Phil E. Pierce               73     Chairman, and Director Term expires 2003

George Moore                 61     President & Chief Executive Officer and
                                    Director Term Expires 2003

Charles Payne                56     VP Investor Relations & Director Term
                                    Expires 2003

Dr. A.E.J. Reynolds          54     Director Term Expires 2003

Lorne Broten C.M.A., CMC     62     CFO and Director Term Expires 2003

The Officers are elected annually by the Directors and serve at the discretion of the Board of Directors


Phil Pearce
-----------
Director & Chairman of the Board
Mr. Pearce has been an independent business consultant with Phil E. Pearce & Associates since 1990, Chairman and Director of Financial Express Corporation since 1990. Prior to 1990, Mr. Pearce was Senior Vice President and a director of E.F. Hutton, Chairman of the Board of Governors of the National Association of Securities Dealers and was closely involved in the formation of the NASDAQ Stock Market, a Governor of the New York Stock Exchange and a member of the Advisory Council to the United States Securities and Exchange Commission on the Institutional Study of the Stock Markets. Mr. Pearce also is a director of XR Medical, a diagnostic laboratory company and Bravo! Foods International Corporation and Xybernaut Corporation. Mr. Pearce is a graduate of the University of South Carolina (B.A. 1953) and the Wharton School of Investment Banking at the University of Pennsylvania.

George Moore
------------
President & Chief Executive Officer & Director
In 1982, Mr. Moore was a founder of Uni-Ray Inc., a consulting company and was a Senior Partner until 1992. His client list included many well-known international companies such as IBM, Xerox, Nortel, Decorating Den Systems and Travelodge. In 1993, he served as the Executive Director of the foundation for the Advancement of Canadian Entrepreneurship. From 1994 to 1996, he served as

Director of Franchise Development for Decorating Den Systems Inc. From 1996 to 1999, Mr. Moore was Manager of Business Development, Western Canada, for Travelodge Canada. In 1999, he joined the original Barrington Sciences Corporation and served as its President until the fall of 2001. From 2001 to the present he has served as President and CEO of BSC.

Charles Payne
-------------
Vice President Investor relations & Director
From 1974 to 1976 Mr. Payne was the Export Division Manager for North Pacific Lumber. From 1977 to 1984 he was VP Sales for Canwood Exports and from 1984 to 1999 VP for Humanics Corporation. 1996 to 1999 a self employed consultant and from 1999 to 2001 President of Lexington Laboratories Inc. one of the companies that was purchased to form Barrington Sciences International Corporation. He has served as VP for BSIC since its inception. Mr. Payne received his education from Morehead State University in Kentucky where he graduated from studies in business, political science and speech. He then attended Vanderbilt University for graduate studies.

Dr. A.E.J. Reynolds
-------------------
President ABP Diagnostics Ltd and Director
Dr. Reynolds was with Dixon Group PLC, in the position of the General Sales Manager, Regional Manager and Commercial Manager from 1977 to 1990. From 1990 to 1993 he was Managing Director of Crawford Door Limited and Managing Director of Eco Carpet Tiles (UK) Ltd from 1996 to 1998. In 1998 he formed ABP Diagnostics Ltd and is the Managing Director. Dr, Reynolds has a Master of Business Administration and a Doctor of Business Administration.

Lorne H. A. Broten, C.M.A. CMC
------------------------------
CFO and Director
Mr. Broten has been a self employed Management Consultant since 1967. Over the past five years he has been involved in two start-up companies, Barrington Sciences Corporation and a privately owned technology company. In addition he has had a number of consulting jobs for private companies. Mr. Broten is a Certified Management Accountant and a Certified Management Consultant.



The following individuals serve on the Company's technical Advisory Board.
--------------------------------------------------------------------------

William A. Gibbons Ph. D., B. Sc, M .Sc
----------------------------------------
Dr. Gibbons has been a professor and researcher for his working career. He was Professor and Head, Department of Pharmaceutical and Biological Chemistry, The School of Pharmacy, University of London, England, and Director,
University-Industry Centre for Pharmaceutical Research, London University.

Jonathan H. Davis, Ph.D.
------------------------
Dr. Davis is a Senior Scientist in the New Technologies Group of Lexigen Pharmaceuticals in Lexington, Massachusetts. He received his PhD in Biophysics at the University of California, San Francisco and did his postdoctoral work at Harvard.

Thomas Suleiman, Ph.D.
----------------------
Dr. Suleiman practices medicine in Surrey, B.C. with a special interest in cardiovascular diseases, diabetes and infectious/tropical diseases. Dr. Suleiman is also a part of the teaching staff of the University of B.C. as Clinical

Associate Professor. He is fluent in Indonesian, Malay, Mandarin, German and English. Dr. Suleiman graduated from medical school in West Germany with his Ph.D. He has passed the US and Canadian Medical Board Exams.


Section 16(a) Beneficial Ownership Reporting Compliance.

To the best of Registrant's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) during the Company's most recent fiscal year (2003) and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the persons in the following table served as a director or officer of the Company or owned more than 10 percent of any class of Registrant's equity securities during Registrant's fiscal year ended December 31, 2003.

During 2003 and through the date of the filing of this Form 10-K, there has been no trading of the Company's Common Stock or any other securities issued by the Company. Although the Company continued to voluntarily file Form 10-Q's for quarters ending during 2002 and a Form 10-K for 2001, the Company is not aware of any filing by the Directors, Officers or 10% shareholders until after the acquisition of Barrington was closed as of December 31, 2002.

Therefore, any such forms have been filed in 2003. The Company believes that all of its Officers and Directors are now current on their filings of applicable forms.

The following table lists all of the Company Officers, Directors and known 10% or more shareholders during 2002.


Name                  Offices Held in 2002                Forms Filed
---------------------------------------------------------------------
Phil Pearce           President, Treasurer & Director     Form 3, March 26, 2003
                      Resigned as President & Treasurer
                      December 13, 2002.  He remains a
                      Director

Frank Baldwin         Secretary & Director He resigned    None
                      both positions Dec 13, 2002

George Moore          President & CEO, Director from      Form 3, March 26, 2003
                      Dec. 13, 2002

Charles Payne         VP Investor Relations, Secretary,   Form 3, March 26, 2003
                      Director From Dec 13, 2002

Lorne Broten          CFO, Treasurer Director From        Form 3, March 26, 2003
                      December 13, 2002

Dr. Tony Reynolds     Director from December 13, 2002     Form 3, March 26, 2003



Item 11. Executive Compensation
         ----------------------

The Company did not pay any compensation to its Officers or Directors during 2002. However, in the interest of complete disclosure, Barrington and its subsidiaries did pay the following compensation to its Chief Executive Officer in 2003 there were no other Executive Officers who received total compensation of over $100,000 during 2003.


------------------- ------------ ------------------------------------- --------------------------------------------- ------------
Name and
Principle                        Annual Compensation                   Long-Term Compensation
Position            Year/
                    term of                                                                                          All Other
                    service                                                                                          Compen-sation
------------------- ------------ ------------------------------------- ------------------------------- ------------- ------------
                                                                       Awards                          Payouts
------------------- ------------ ------------------------------------- ------------------------------- ------------- ------------
                                 Salary     Bonus      All Other
                                                       Compen-         Restrict-ed    Securities       LTIP Payouts
                                                       Sation          Stock Awards   underlying
                                                       (fees)                         SARs/Options

------------------- ------------ ---------- ---------- --------------- -------------- ---------------- ------------- ------------
George Moore,
CEO                    2003                               84,000 *
------------------- ------------ ---------- ---------- --------------- -------------- ---------------- ------------- ------------
     * Consulting fees.

The Chief Executive Officer has not received any other compensation than that reported above, including any options or other rights to acquire any stock or other interest in the Company. Neither the Chief Executive Officer nor any other executive officer or Director of the Company holds any such rights as of the date of this Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table is current as of September 30, 2003. The table assumes that all of the following individuals will exchange any stock they hold in Barrington for stock in the Company as described in this Form 10-K. It is the Company's understanding that they all intend to do so.



Name and Address of               Number of Shares of               Percentage
Beneficial Owner                  Common Stock Owned                of Ownership
-------------------               -------------------               ------------

Phil E. Pearce                       1,725,000                          7.3%
6624 Greenleaf Court
Charlotte, NC  28270

Joy Baldwin                          1,683,001****                      7.1%
P. O. Box 974
Rancho Santa Fe, CA 92067

George Moore                         3,820,633 *    Note 1             16.3%
15826 - 98th Ave.,
Surrey, BC V4N 2V3

Lorne Broten                         2,289,009 **   Note 1              9.8%
1107 Bennet Dr
Port Coquitlam BC V3C 6H2

Charles Payne                        4,093,925 ***  Note 1             17.5%
3213 W. Wheeler St PBM 249
Seattle, WA  98199
USA

Dr. Tony Reynolds                    2,144.018      Note 1              9.1%
Keats House, Barnes Croft,
Hilderstone, Stone, Staffs,
ST15 8XU, England

                                    ----------                         -----

All Officers and Directors
  and affiliates as a group         15,755,586                         67.1%
                                    ----------                         -----

                                                                              23

* Peter Moore son of George Moore owns 250,000 of these shares and George Moore does not have any control of them and Anne Moore his wife owns 168,966. The balance of the shares are held George Moore.

** Marc Broten son of Lorne Broten owns 700,000 of these shares and Lorne Broten does not have control of them. Broten Holdings Inc. a company owned Lorne Broten Family Trust. Lorne Broten is the President & Director of the Company but is not a shareholder or a beneficiary of the trust.

*** Of these shares 3,897,648 are owned by Udici Ltd. PO Box 150 Leeward Highway Providenciales Turks & Caicos Islands B.W.I. Estelle Payne, wife of Charles Payne, controls this company.

**** 1,166,667 of these shares are owned by Family Investment Group LLC. Joy Baldwin is the Managing Director. Family Investment Partnership LP owns 516,334 shares; Her husband Frank Baldwin is the General Partner.

Note 1: on December 31, 2002 the shares were still owned by Barrington Sciences International Corporation. The numbers reflect the ownership after the shares are exchanged in Barrington for shares in FEC.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.

Item 14. Controls and Procedures
         -----------------------

(a) With the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

                                     PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

(a) The financial statements are set forth below. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

     No Form 8-K was filed during the last quarter covered by this report, however a Form 8-K was filed on February 13, 2003, describing the acquisition transaction more fully described in this Form 10-K that was effective as of the last day of the quarter ended December 31, 2002. That Form 8-K included the financial statements for Barrington International Sciences Corporation for its fiscal year ended September 30, 2002.

(c)  Exhibit Listing (all previously filed)

     3.1  Restated Articles of Incorporation of Barrington Sciences Corporation

     3.2  Bylaws of Barrington Sciences Corporation

     4.0  Warrant Certificate for the Cdn $0.75 warrant.

     10.1 Asset Acquisition Agreement between the Company and Barrington International Sciences Corporation (previously filed with Form 8-K filed on February 13, 2003)

     10.2 Bill of Sale documenting closing of Asset Acquisition Agreement effective as of December 31, 2003

     10.3 Licensing Agreement with Vacsera Egypt

     10.4 Joint Venture Agreement with Shangdon Weigao Group Co. Ltd. China

     10.5 Certificate of Approval to Establish Foreign Investment in China

     10.6 Agreement for Acquisition of ABP Diagnostics Limited

     11.  Statements re computation of per share earnings - None

     12.  Statements re computation of ratios - None

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Barrington Sciences Corporation and Subsidiaries


    We have audited the accompanying consolidated balance sheet of Barrington Sciences Corporation and Subsidiaries as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrington Sciences Corporation and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of September 30, 2003 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


JAMES E SCHEIFLEY & ASSOCIATES, P.C.

Denver, Colorado
January 30, 2004

BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
------                                                             September 30,
                                                                        2003
                                                                        ----
Current assets:
  Accounts receivable                                               $     3,682
                                                                    -----------
      Total current assets                                                3,682

Property and equipment, net of accumulated
  depreciation of $44,521                                               118,428

Investment in joint venture                                             400,000
                                                                    -----------


Total assets                                                        $   522,110
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                    $   132,706
  Accounts payable                                                      106,452
      Total current liabilities                                         239,158

  Loans from related parties                                            176,382
  Minority interest in equity of consolidated subsidiary                      1

 Preferred stock,  $.001 par value
  25,000,000 shares authorized                                             --

 Common stock, $.0001 par value,
  100,000,000 shares authorized, 24,156,517
  shares issued and outstanding                                          24,157
 Additional paid in capital                                           4,051,416
 (Deficit) accumulated during
  development stage                                                  (3,969,003)
                                                                    -----------
                                                                        106,570
                                                                    $   522,110



BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended September 30, 2003 and 2002
For the Period From Inception (August 22, 2001) to September 30, 2003


                                                                            Period From
                                                     Years Ended            Inception To
                                                     September 30,          September 30,
                                                 2003            2002            2003
                                                -----           -----           -----

 Sales                                      $       --      $     10,736    $     10,736

 Costs and Expenses
  Cost of sales                                     --            17,437          17,437
  Selling, general and administrative            816,586       1,312,262       2,128,848
  Write-down of goodwill                         910,249            --           910,249
  Write-down of intangibles and inventory        255,773         556,773         812,546
  Write-down of other assets                      69,967            --            69,967
                                            ------------    ------------    ------------
                                               2,052,575       1,886,472       3,939,047
                                            ------------    ------------    ------------

(Loss) from operations                        (2,052,575)     (1,875,736)     (3,928,311)

Other income (expense)
  Interest expense                               (35,123)         (5,570)        (40,693)
                                            ------------    ------------    ------------
                                                 (35,123)         (5,570)        (40,693)

Net (loss)                                  $ (2,087,698)   $ (1,881,306)   $ (3,969,003)
                                            ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $      (0.09)   $      (0.14)
                                            ============    ============

Weighted average shares outstanding           22,923,189      13,484,296
                                            ============    ============


                 See accompanying notes to financial statements.

                                                                              29



BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For The Years Ended September 30, 2003 and 2002



                                                Common Stock           Additional
                                                ------------             Paid-in
ACTIVITY                                    Shares         Amount        Capital        Deficit         Total
                                            ------         ------        -------        -------         -----
Balance at inception (August 22, 2001)          --      $      --      $      --      $      --             --

Shares issued for cash prior to

 reverse acquisition                      14,120,332         14,120        580,419           --          594,539

Shares issued for acquisitions

 May 2002 at $.31 per share                4,552,570          4,553      1,420,306           --        1,424,859

Shares issued for debt conversion

 In September 2002 at $1.22 per share        952,344            952      1,162,117           --        1,163,069

Net loss for the year ended

  September 30, 2002                            --             --             --       (1,881,306)    (1,881,306)
                                                                                      -----------    -----------

Balance September 30, 2002                19,625,246         19,625      3,162,842     (1,881,306)     1,301,161

Shares issued for cash:

  October 2002 at $.48 per share             743,796            744        361,632           --          362,376

  January 2003 at $.75 per share             533,333            533        399,467           --          400,000

  March 2003 at $1.00 per share                8,066              8          8,058           --            8,066

  April 2003 at $1.00 per share               11,714             12         11,702           --           11,714

  May 2003 at $1.00 per share                 15,000             15         14,985           --           15,000

  June 2003 at $1.00 per share                12,500             13         12,488           --           12,500

  July 2003 at $1.00 per share                15,000             15         14,985           --           15,000

Shares issued for services in

              2003 & $.75 per share           91,266             91         68,359           --           68,450

Shares issued for reverse merger with

  Financial Express Corporation            3,744,701          3,745         (3,745)          --

Shares reacquired and cancelled             (644,105)          (644)           644           --             --

Net loss for the year ended

September 30, 2003                              --             --             --       (2,087,698)    (2,087,698)
                                                                                      -----------    -----------

Balance September 30, 2003                24,156,517    $    24,157    $ 4,051,416     (3,969,004)   $   106,569
                                         ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.

                                                                                                                30



BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002
For the Period From Inception (August 22, 2001) to September 30, 2003


                                                                               Period From
                                                        Years Ended            Inception To
                                                        September 30,          September 30,
                                                     2003          2002            2003
                                                     ----          ----            ----
Net income (loss)                                $(2,087,698)   $(1,881,306)   $(3,969,003)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                 68,450           --           68,450
   Depreciation                                       26,281         20,869         47,150
   Asset impairment losses                         1,103,527      1,412,388      2,515,915
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                19,290        (22,972)        (3,682)
   Inventory                                          51,688        (51,688)          --
   Prepaid expenses                                    7,590         (7,590)          --
   Recoverable tax credit                             20,593        (20,593)          --
   Deferred charges                                   35,000        (35,000)          --
Increase (decrease) in:
   Accounts payable                                   28,236         78,217        106,453
   Bank overdraft                                    108,884         23,822        132,706
                                                 -----------    -----------    -----------
  Total adjustments                                1,469,539      1,397,453      2,866,992
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   operating activities                             (618,159)      (483,853)    (1,102,012)

Cash flows from investing activities:
   Acquisition of property & equipment                (6,988)        (2,754)        (9,742)
   Investment in joint venture                      (400,000)          --         (400,000)
   Additions to intangible assets                       --           (3,443)        (3,443)
   Purchase of bank indebtedness of subsidiary          --          (80,380)       (80,380)
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                             (406,988)       (86,577)      (493,565)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                896,296        522,899      1,419,195
   Loans from related parties                        128,851         47,531        176,382
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                            1,025,147        570,430      1,595,577
                                                 -----------    -----------    -----------

Increase (decrease) in cash                             --             --             --
Cash and cash equivalents,
 beginning of period                                    --             --             --
                                                 -----------    -----------    -----------
Cash and cash equivalents,
 end of period                                   $      --      $      --      $      --
                                                 ===========    ===========    ===========

                                                                                         31



BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002
For the Period From Inception (August 22, 2001) to September 30, 2003

                                                                                     Period From
                                                               Years Ended           Inception To
                                                               September 30,         September 30,
                                                            2003          2002           2003
                                                            ----          ----           ----
Supplemental cash flow information:
   Cash paid for interest                               $    35,123    $     5,570
   Cash paid for income taxes                           $       -      $       -


Non-cash Investing and Financing Activities:
  Common stock issued for debt conversion               $       -      $ 1,163,069
  Common stock issued for acquisitions                  $       -      $ 1,424,859
  Common stock issued for joint venture costs           $       -      $   855,615

See accompanying notes to financial statements.

                                                                                               32

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 1    Organization and Nature of Business

          Financial Express Corporation ("FEC") was originally incorporated in the State of Nevada on January 5, 1989, as Harley Equities, Inc. During December 2002, the Company completed its acquisition of Barrington Sciences International Corporation's ("BSIC") net assets, subsequently FEC changed its name to Barrington Sciences Corporation (together with its subsidiaries, the Company). The acquisition was accounted for as a reverse acquisition and the comparative amounts represent BSIC's financial position, results of operations and cash-flows.

          The Company is a development stage enterprise and through its subsidiaries, has been engaged, since August 2001, in the research, development, manufacture and distribution of specialized medical diagnostic test kits.


Note 2    Summary of Significant Accounting Policies

          ----------------------------------------------------------------------
                                  Going Concern
          ----------------------------------------------------------------------

          The Company experienced significant operating losses since inception totalling approximately $4 million. In addition, as at September 30, 2003, the Company has a working capital deficit amounting to approximately $235,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

          ----------------------------------------------------------------------
                           Principles of Consolidation
          ----------------------------------------------------------------------

          The consolidated financial statements include the accounts of Barrington Sciences Corporation and the following subsidiaries:

                         ABP Diagnostics Ltd.
                         Fluid Separation Ltd. (ABP Diagnostics Ltd. owns 70%) Barrington Sciences Corporation SDN BHD


          All material inter-company accounts and transactions have been eliminated.

          Accounting Estimates
          --------------------

          Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2    Summary of Significant Accounting Policies - (cont'd)

          Accounts Receivable
          -------------------

          Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts, marketing credits and allowance for possible sales returns.

          Allowance for Doubtful Accounts, Marketing Credits and Allowance for Possible Sales Returns

          The allowance for accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses, credits or returns.

          Inventory

          Inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

          Property and Equipment

          Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

          The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:


                   Furniture and equipment            20% Declining Balance
                   Machinery and equipment            20% Declining Balance

          Income Taxes
          ------------

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pre-tax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2    Summary of Significant Accounting Policies - (cont'd)

          Net (Loss) per Share
          --------------------

          The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

          Long-Lived Assets
          -----------------

          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Asset to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

          Disclosure about Fair value of Financial Instruments
          ----------------------------------------------------

          The Company estimates that the fair value of all financial instruments as of September 30, 2003 and 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          Foreign Currency Translation
          ----------------------------

          For the Company's subsidiaries outside of the U.S., the local currency is the functional currency. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expense and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet. Translation adjustments are not tax-effected since they related to investments, which are permanent in nature.

          For certain other subsidiaries, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities, and the related revenue, expense, gain and

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 2    Summary of Significant Accounting Policies - (cont'd)

          Foreign Currency Translation (Continued)
          ----------------------------------------

          loss accounts, of these foreign subsidiaries are re-measured at year-end exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, are re-measured at historical rates.

          Shipping and Handling Costs
          ---------------------------

          The Company's policy is to classify shipping and handling costs as part of cost of sales in the consolidated statement of operations.

Note 3    Recent Accounting Pronouncements

          In 2002 and 2003, the FASB issued the following statements:

          SFAS No. 141     -    Business combinations
          SFAS No. 142     -    Goodwill and other intangible assets
          SFAS No. 143     -    Accounting for asset retirement obligation
          SFAS No. 144     -    Accounting for the impairment of disposal of
                                long-lived assets
          SFAS No. 145     -    Recession of FASB statements, 4, 44 and 64 and
                                amendment of FASB 13
          SFAS No. 146     -    Accounting for costs associated with exit or
                                disposal activities
          SFAS No. 147     -    Acquisitions of Certain Financial Institution
          SFAS No. 148     -    Accounting  of  Stock-based Compensation  -
                                Transition  and  Disclosure, an amendment of
                                FASB statement No. 123
          SFAS No. 149     -    Amendment of Statement No. 133 on Derivative
                                Instruments and Hedging Activities
          SFAS No. 150     -    Accounting for Certain  Financial  Instruments
                                with Characteristic's of Both Liabilities and Equity.

          The Company followed the guidance of SFAS No.s 141 and 142 in recording the acquisitions of ABP Diagnostics Ltd. and Barrington Sciences International Corporation. SFAS No.s 143-147 and 149 did not have a material impact on the Company's financial position and results of operations.

          The disclosure and valuation method provisions of SFAS No.148 have been adopted by the Company, however, the Company did not issue any stock options to its officers and employees during the years. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have a material impact on the Company's financial position and results of operations.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 4    Reverse Acquisition

          On December 30, 2002, the Company (FEC) entered into an "Asset Purchase Agreement" with Barrington Sciences International Corporation ("BSIC") including its wholly owned subsidiaries. The transaction was accounted for as a "reverse acquisition" since FEC was an inactive shell company and no change of ownership of the BSIC assets occurred.

          Application of reverse take-over accounting results in the following:

          a) The consolidated financial statements of the combined entity are issued under the name of Barrington Sciences Corp. (formerly
               FEC), but constitute the continuation of the financial statements of BSIC. However, the capital structure of the consolidated entity at September 30, 2003 and for all periods presented is that of BSC.

          b) As BSIC is deemed to be the acquirer for accounting purposes, its assets, liabilities and operations since incorporation are included in these financial statements at their historical carrying value. The operations of FEC are not significant and are included from December 30, 2002. The accumulated deficit of FEC was eliminated against additional paid-in capital as of the purchase date.

          c) Control of the assets and operations of FEC is considered to be acquired by BSIC in exchange for 3,100,596 shares of newly issued restricted common stock. Additionally, certain controlling shareholders of BSIC transferred an aggregate of 644,105 of founders shares of BSIC to FEC shareholders to complete the transaction.

          All direct costs relate to the reverse take over acquisition have been included in the Company's results of operations.

Note 5    Property and Equipment

                                                                      2003
                                                                      ----
          Property and equipment and accumulated depreciation
          consists of:
                 Furniture and equipment                           $  45,801
                 Machinery and equipment                             117,148
                                                                   ---------


                                                                     162,949
             Less accumulated depreciation                           (44,521)
                                                                   ---------
                                                                   $ 118,428
                                                                   =========

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 6    Deferred Charges

          During the year ended September 30, 2002, BSIC incurred the cost of $35,000 in relation to the sale of its consolidated assets to BSC, formerly FEC. The costs were expensed in current year in which the sale of assets was completed.

          During the year ended September 30, 2003, the Company incurred the cost of $15,000 in relation to its plan to acquire the assets of Memco-Tec Limited of Guangzhou, China. The acquisition plan was abandoned and the costs were expensed in the year.

Note 7 Investment in Weihai Barrington Biological Engineering Co. Ltd (Joint Venture)

          The Company and Shangdon Weigao Group of Weihai own Weihai Barrington Biological Engineering Co. Ltd., the joint venture in China equally. During the year, the Company has contributed $400,000 as registered capital of the joint venture. The joint venture has not yet commenced its business operations and the Company's capital contribution remains on deposit with a Chinese bank. The Company plans to account for the joint-venture an unconsolidated subsidiary using the equity method.

Note 8    Goodwill and Other Intangible Assets

          The Company adopted the provisions of FASB 142 for the accounting for goodwill and other intangibles. According to the FASB requirements, these intangible assets and goodwill are capitalized and not amortized. Each year, management is required to review the intangible assets and goodwill to determine if there has been an impairment loss to recognize on their carrying value. Management believes that there has been an impairment of its intangible assets for the year ended September 30, 2003 and has accordingly wrote down the balance of goodwill relating to the acquisition of ABP Diagnostic Ltd. in the amount of $910,249, licenses in the amount of $45,796, trademark and patents in the amount of $147,482. Technology rights received in connection with the acquisition of ABP Diagnostic Ltd. in 2002 amounting to $556,773 were considered by management to represent purchased research and development costs and were charged to expense in that year. Management believes that it will utilize the technology rights in connection with manufacturing its medical diagnostic test kits in future periods.

Note 9    Business Acquisitions

          Acquisitions of Lexington Laboratories Inc. and Barrington Sciences Corporation

          On October 1, 2001, the Company acquired all the business assets of Lexington Laboratories Inc. and Barrington Sciences Corporation. The consideration includes assumption by the Company of the two acquired companies' debt and issuance of 1,102,570 the Company's shares.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 9    Business Acquisitions (Continued)

          Acquisitions of Lexington Laboratories Inc. and Barrington Sciences Corporation (Continued)

          The business combination is accounted for using the purchase method. The fair value of the assets acquired at the date of acquisition are as follows:


                   Current assets                                 $     7,376
                   Furniture, equipment and machinery                  45,604
                   Intangibles                                        900,898
                                                                  -----------

                   Net assets acquired at fair values             $   953,878
                                                                  ===========



                   Total consideration:
                   Liabilities assumed                            $   399,745
                   1,102,570 common shares of the Company             554,133
                                                                  -----------


                                                                  $   953,878
                                                                  ===========

          Acquisition of ABP Diagnostic Ltd.

          On May 31, 2002, the Company acquired 100% of the outstanding common stock of ABP Diagnostic Ltd. The results of ABP Diagnostic Ltd. operations have been included in the consolidated financial statements since that date. ABP has available technical information relating to the manufacture of a cassette and the assembly of a range of individual diagnostic rapid test kits.

          The business combination is accounted for using the purchase method. The fair value of the assets acquired at the date of acquisition are as follows:


                   Current assets                                 $    62,795
                   Furniture, equipment and machinery                 100,228
                   Intangibles                                        647,662
                   Goodwill                                           910,249
                                                                  -----------


                   Net assets acquired at fair values             $ 1,720,934
                                                                  ===========



                   Total consideration:
                   Liabilities assumed                            $   850,208
                   3,450,000 common shares of the Company             870,726
                                                                  -----------

                                                                  $ 1,720,934
                                                                  ===========

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9    Business Acquisitions (Continued)

          Acquisition of ABP Diagnostic Ltd. (Continued)

          Had the acquisition been completed as of the beginning of the fiscal year ended September 30, 2002, the results of operations would be as follows:


                   Revenues                                    $    27,200

                   Net (loss)                                  $ 1,904,586

                   Net (loss) per share                        $     (0.14)

Note 10   Share Capital and Commitments

                             Share Purchase Warrants

          As at September 30, 2003, the Company has 563,567 share purchase warrants outstanding which are exercisable at the option of the shareholders, with an exercise price of CDN$0.75 per common share.

Note 11   Related Party Transactions

                                                      2003         2002
                                                      ----         ----

                 Due to directors and officers     $  176,382   $   47,531

          The amounts due to directors are non-interest bearing and have no set terms of repayment.

          During the years, the Company, pursuant to the terms of various management and service agreements, paid or made provision in the accounts for the payments of the following amounts to its directors and officers.


                                                      2003         2002
                                                      ----         ----

                 Management fees                   $  327,534   $  220,000
                 Consulting fees                       87,683       42,895
                                                   ----------   ----------


                                                   $  415,217   $  262,895
                                                   ==========   ==========

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                        (A development stage enterprise)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note 12   Material Contracts

          On September 3, 2003, the Company entered into an agreement with VicTorch Meditek Inc.("VicTorch), a California diagnostic products company, pursuant to which the Company will acquire all of the outstanding shares of VicTorch in exchange for 1,200,000 shares of the Company's common shares plus $330,000 in cash. Payment of $30,000 has been made during the year. The Company is committed to pay the balance of $300,000 by December 31, 2003. Subsequent to December 31, 2003, merger negotiations with VicTorch were suspended and the Company has charged the $30,000 deposit to operations.

Note 13   Comparative Figures

          Certain of the comparative figures have been restated to conform with the current year's presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


BARRINGTON SCIENCES CORPORATION


By:  /s/  George Moore                                   Date: October 20, 2004
   ----------------------------
          George Moore
          President and CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME & POSITION                                         DATE:  October 20, 2004


/s/  Phil E. Pearce
-------------------------------
     Phil E. Pearce
     Chairman, and Director



/s/  George Moore
-------------------------------
     George Moore
     President CEO and Director



/s/  Lorne Broten
-------------------------------
     Lorne Broten
     CFO and Director



/s/  Dr. Anthony Reynolds
-------------------------------
     Dr. Anthony Reynolds
     Director



/s/  Charles F. Payne
-------------------------------
     Charles Payne
     VP Investor Relations & Director