Form 10-Q
period 2003-12-31
BARRINGTON SCIENCES CORP
filed 2004-11-18
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the First quarter ended                               Commission file number
    December 31, 2003                                          33-27042-NY
-------------------------                                   --------------------

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

                  Registrant's telephone number: (604) 868-7400

           Securities registered pursuant to Section 12(b) of the Act:

        NONE                                           NONE
 -------------------                  -----------------------------------------
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

         (1)  Yes  X  No                (2)  Yes  X  No
                 -----  -----                   -----  -----

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2003 was 24,213,927 The aggregate common stock held by non-affiliates on December 31, 2003 was 7,262,213.

                                  ============

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information
------   ---------------------
Item 1.  Financial Statements
------   ---------------------

Balance Sheet - at December 31, 2003                                        3

Statements of Operations - for the quarters ended December 31, 2003 and
  December 31, 2002                                                         4

Statement of Cash Flows - for the quarters ended December 31, 2003
  and 2002                                                                  5

Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         8

Item 4.  Controls and Procedures                                            8
------


         Part II. Other Information

Item 1.  Submission of Matters to a
                  Vote of Security Holders                                  9

Item 2.           Changes in Securities                                     9
------

Item 3.           Defaults Upon Senior Securities                           9
------

Item 4.           Submission of Matters to a Vote of Security Holders       9
------

Item 5.           Other Information                                         9
------

Item 6.           Exhibits and Reports on Form 8-K                          9
------

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at December 31, 2003


Current assets:
  Cash                                                                 20,104
  Accounts receivable                                                       0
  Prepaid and other current assets                                      1,000
                                                                   ----------
      Total current assets                                             21,104

Equipment, net of accum Deprn
Deprn                                                                   6,702
                                                                   ----------

Investment in Joint Venture                                           400,000
                                                                   ----------
    Total assets                                                      427,806
                                                                   ==========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                            120,030
                                                                   ----------

Payable to Related parties                                            389,739
                                                                   ----------

Stockholders' equity:
  Common stock $.001 par value;
    25,000,000 authorized; 24,213,927 issued
    and outstanding                                                    24,214
  Additional paid in Capital                                        4,103,319

  Losses accumulated during the
    development stage                                              (4,209,496)
                                                                   ----------

       Total stockholders' equity                                     (81,963)
                                                                   ----------

Total liabilities and stockholders' equity                            427,806
                                                                   ==========


See accompanying notes




BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the quarters ended December 31, 2003 and 2002



                                                                                             Period From
                                                               Period                        Inception To
                                                             December 31                     December 31
                                            Oct to Dec 03   Oct to Dec 02   To Sept 30/03   Oct to Dec 03
                                             ------------    ------------    ------------    ------------
 Sales                                       $       --              --      $     10,736    $     10,736

 Costs and Expenses
   Cost of sales                                     --              --            17,437          17,437
   Selling, general and administrative            112,376         267,487       2,128,848       2,241,224
   Write-down of goodwill                            --              --           910,249         910,249
   Write-down of intangibles and inventory           --              --           812,546         812,546
   Write-down of other assets                     130,245          51,688          69,967         200,212
                                             ------------    ------------    ------------    ------------
                                                  242,621         319,175       3,939,047       4,181,668
                                             ------------    ------------    ------------    ------------

 (Loss) from operations                          (242,621)       (319,175)     (3,928,311)     (4,170,932)

Other income (expense)
   Interest expense                                  --              --           (38,564)        (38,564)
                                             ------------    ------------    ------------    ------------
                                                     --              --           (38,564)        (38,564)

Net (loss)                                   $   (242,621)   $   (319,175)   $ (3,966,875)   $ (4,209,496)
                                             ============    ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                           $      (0.01)   $      (0.02)   $      (0.17)
                                             ============    ============    ============

Weighted average shares outstanding            24,165,308      18,879,210      22,923,189
                                             ============    ============    ============


See accompanying notes

                                                     4



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the quarter ended December 31, 2003 and 2002
(Unaudited)



                                                                          Inception
                                                2003          2002         to date
                                             ----------    ----------    ----------
Net loss                                       (242,621)     (319,175)   (4,209,496)
Items not affecting cash:
  Depreciation and amortization                   1,786        48,642        46,307
Changes in noncash working capital:
  Accounts receivable                             3,682        20,911
  Prepaids and other current assets              (1,000)      (21,718)       (1,000)
Bank Overdraft                                 (132,706)       75,099
  Accounts payable and accrued liabilities       13,578       (27,392)      120,030
Payable Related Parties /other                  213,357         8,459       389,739
                                             ----------    ----------    ----------

Cash flow used by operating activities         (143,924)     (163,486)   (3,654,420)
                                             ----------    ----------    ----------
INVESTING ACTIVITIES
Purchase of capital assets                         --          (8,767)         --
Disposal of Fixed Assets                        112,068       (53,009)
Investment in Joint Venture                           0       (21,663)     (400,000)
                                             ----------    ----------    ----------

Cash flow from investing activities             112,068       (30,430)     (453,009)

FINANCING ACTIVITIES
Increase (decrease) in short term debt             --          (3,497)         --
Increase in deposit
   Received for share purchase                     --         100,000          --
Issuance of common shares                        51,960       329,801     4,127,533
                                             ----------    ----------    ----------

Cash flow from financing activities             164,028       426,304     3,674,524
                                             ----------    ----------    ----------

INCREASE IN CASH FLOW                            20,104       232,388        20,104

CASH  Beginning of period                             0             0             0

CASH  End of period                              20,104       232,388        20,104
                                             ==========    ==========    ==========


                               See accompanying notes

                                          5

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


1.        Basis of presentation
          ----------------------

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

               In order to implement its plans for 2004 and 2005, the Company is seeking approximately $2,000,000 in financing. The financing could be in the form; of debt or equity The Company has not obtained any of this financing and currently has no commitments for any of this financing. If this financing is obtained, the Company has established the following budgets as outlined below.


               The Company requires approximately a $2 million cash investment in order to carry out its business plan and to achieve the projected results described below.

               The Company currently has a distribution agreement for all Asian countries, excluding China. China sales will come from the joint venture in China with the Shangdon Weigao Group. Sales activity in all other Asian countries is expected to begin in the first calendar quarter of 2005.

               The company and Shangdon Weigao Group of Weihai own the joint venture in China equally. The name of the joint venture company is:
          Weihai Barrington Biological Engineering Co. Ltd. The partners have funded the joint venture company. The joint venture company will employ its own sales staff and will have access to markets that have been developed by Weigao Group over the past twenty years.

               The following projections are for a one-year period [following completion of the Company's $2 million financing.

               o    Sales: $1.3 million to $2.5 million.

               o Gross Profit: $ 0.52 million to $1 million based on 40% margin.

               o    Operating Expenses: $0.4 million to $ 0.6million.

               o Profit from the Joint Venture operation in China: $.02 million to $.1million).



               (b) Liquidity and capital resources

               Management believes that it will able to raise additional equity capital to meet the Company's liquidity needs, due to the prospects for success of the Company. However, the Company has no commitments from potential equity investors and has never generated any revenues from its products or operations.

               (c) Comparison of 2004 and 2003

               Operating costs, excluding joint venture related costs, decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $267,487 in 2003 to $112,376 in 2004. The costs in 2004 primarily consisted of: Fees and Wages $60,000, Travel costs $6,900. and Professional fees $25,200 Until such time as the company is able to obtain financing overhead expenses will be kept to a minimum.

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

PART II  Other Information.


Item 1.   Legal Proceedings.
------    -----------------

         None.

Item 2.   Changes in Securities
------    ---------------------

         None this quarter

Item 3.  Defaults Upon Senior Securities
------   -------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         None

Item 5. Other Information
        -----------------

         (Not applicable)

Item 6. Exhibits
        --------

(a)      Exhibits


Exhibit
Number             Description
------             -----------

 31.1    302 Certification of Chief Executive Officer
 31.2    302 Certification of Chief Financial Officer
 32.1    906 Certification of Chief Executive Officer
 32.2    906 Certification of Chief Financial Officer


(b)      Reports on Form 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRINGTON SCIENCES CORPORATION

By:  /s/  Loren Broten                                   Date November 10, 2004
   ------------------------------------                       -----------------
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