Form 10-Q
period 2004-03-31
BARRINGTON SCIENCES CORP
filed 2004-11-18
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the second quarter ended                              Commission file number
    March 31, 2004                                              33-27042-NY
----------------------------                              ----------------------

                         BARRINGTON SCIENCES CORPORATION
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

           Nevada                                                93-0996537
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)




                               1107 Bennet Drive
                    Port Coquitlam, British Columbia, Canada        V3C 6H2
                     --------------------------------------        --------
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

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2004 was 24,213,927 The aggregate common stock held by non-affiliates on March 31, 2004 was 7,262,213.

                                   ==========

                 BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                     =====================================

                                      INDEX


                                                                        Page No.
Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements
------   ---------------------

Balance Sheet - at March 31, 2004                                          3

Statements of Operations - for the quarters ended March 31, 2004 and
  March 31, 2003                                                           4

Statement of Cash Flows - for the Quarters ended March 31 2004
  and 2003                                                                 5

Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8
------


                          Part II. Other Information

Item 1.  Submission of Matters to a
                  Vote of Security Holders                                 9

Item 2.           Changes in Securities                                    9
------

Item 3.           Defaults Upon Senior Securities                          9
------

Item 4.           Submission of Matters to a Vote of Security Holders      9
------

Item 5.           Other Information                                        9
------

Item 6.           Exhibits and Reports on Form 8-K                         9
------

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at March 31, 2004


Current assets:
  Cash                                                                      555
  Prepaid and other current assets                                        1,000
                                                                     ----------
       Total current assets                                               1,555
                                                                     ----------
 Equipment, net of accum Deprn                                            6,702
                                                                     ----------

Investment in Joint Venture                                             400,000
                                                                     ----------
     Total assets                                                       408,257
                                                                     ----------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                             127,436
                                                                     ----------
Payable to Related parties                                              389,739
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
     25,000,000 authorized; 24,213,927 issued
     and outstanding                                                     24,214
  Additional paid in Capital                                          4,103,319
  Losses accumulated during the
    development stage                                                (4,236,451)
                                                                     ----------

       Total stockholders' equity                                      (108,918)
                                                                     ----------
Total liabilities and stockholders' equity                              408,257
                                                                     ----------


See accompanying notes



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the six months ended March 31, 2004 and

                                                                Period
                                      2003   Oct 2003 to     October 2002       Inception
                                              March 2004       March 2003   To Sept 30/03
                                             ------------    ------------    ------------
 Sales                                       $       --              --      $     10,736
   Cost of sales                                     --              --            17,437
   Selling, general and administrative            137,202         664,837       2,128,848
   Write-down of goodwill                            --              --           910,249
   Write-down of intangibles and inventory           --              --           812,546
   Write-down of other assets                     130,245            --            69,967
                                             ------------    ------------    ------------
                                                  267,447         664,837       3,939,047
                                             ------------    ------------    ------------
 (Loss) from operations                          (267,447)       (664,837)     (3,928,311)
 Other income (expense)
   Interest expense                                  --              --           (40,693)
                                                             ------------    ------------
                                                     --              --           (40,693)

Net (loss)                                   $   (267,447)   $   (664,837)   $ (3,969,004)
                                             ============    ============    ============
Per share information:
Basic and diluted (loss)
  per common share                           $      (0.01)   $     (0.031)   $      (0.17)
                                             ============    ============    ============

Weighted average shares outstanding            24,171,324      21,414,249      22,923,189
                                             ============    ============    ============



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003


                                               Quarter          Quarter
                                             March 2004       March 2003
                                             -----------      -----------

Sales                                        $      --        $      --
  Cost of sales                                     --               --
  Selling, general and administrative             24,826          345,662
  Write-down of other assets                        --               --
                                             -----------      -----------
(Loss) from operations                            24,826          345,662
Other income (expense)                                 0                0
                                                              -----------
  Interest expense
Net (loss)                                   $    24,826      $   345,662
                                             ===========      ===========
Per share information:
Basic and diluted (loss)
  per common share                           $     0.001      $     0.015
                                             ===========      ===========
Weighted average shares outstanding           24,171,324       23,445,553
                                             ===========      ===========


See accompanying notes

                                       4



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2004 and 2003
(Unaudited)


                                                                           Inception
                                              31-Mar-04    31-Mar-03        to date
                                             ----------    ----------    ----------

OPERATING ACTIVITIES
Net Loss                                       (267,447)     (664,837)   (4,236,451)
Items not affecting cash:
  Depreciation and amortization                   1,786        97,857        46,307
Changes in non-cash working capital:
  Accounts receivable                             3,682        22,972          --
Subscriptions Recievable                           --          71,640          --
  Prepaids and other current assets              (1,000)       (4,962)       (1,000)
Bank Overdraft                                 (132,706)      176,089          --
  Accounts payable and accrued liabilities       20,984        58,653       127,436
Inventory                                          --          51,688             0
Payable Related Parties /other                  213,357             0       389,739
                                             ----------    ----------    ----------
Cash flow used by operating activities         (161,344)     (190,900)   (3,673,969)
                                             ----------    ----------    ----------

INVESTING ACTIVITIES
Purchase of capital assets/ Sale                112,068       (18,187)      (53,009)
Additions to Intangible Assets                     --         (21,663)         --
Deposit on Acquisitions                            --         (50,000)         --
Investment in Joint Venture                        --        (400,000)     (400,000)
                                                           ----------    ----------
Cash flow from investing activities             112,068      (489,850)     (453,009)
                                             ----------    ----------    ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt             --          (3,498)         --
Issuance of common shares                        51,960       796,968     4,127,533
Foreign Currency Adjustment                     (10,277)       12,783             0
                                             ----------    ----------    ----------
Cash flow from financing activities              49,831       806,253     3,674,524
                                             ----------    ----------    ----------

INCREASE IN CASH FLOW                               555       125,503           555
CASH - Beginning of period                            0             0             0
                                             ----------    ----------    ----------
CASH - End of period                                555       125,503           555
                                             ==========    ==========    ==========

See accompanying notes

                                       5

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004


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

             Stockholders' equity
             --------------------

               Basic (loss) per share was computed using the weighted average number of common shares outstanding.

Item 2.   Management's Discussion and Analysis of Financial Condition and Plan
------    --------------------------------------------------------------------
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

               The Company currently has a distribution agreement for all Asian countries, excluding China. China sales will come from the joint venture in China with the Shangdon Weigao Group. Sales activity in all other Asian countries is expected to begin in the first calendar quarter of 2005

               The company and Shangdon Weigao Group of Weihai own the joint venture in China equally. The name of the joint venture company is:
          Weihai Barrington Biological Engineering Co. Ltd. The partners have funded the joint venture company. The joint venture company will employ its own sales staff and will have access to markets that have been developed by Weigao Group over the past twenty years.

               The following projections are for a one-year period [following completion of the Company's $2 million financing]

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

               (c) Comparison of 2004 and 2003 Second Quarter

               Operating costs, excluding joint venture related costs, decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $345,662 in 2003 to $24,826 in 2004. The costs consisted of: legal fees, travel costs and compensation for contract staff of $12,275. During this period management has agreed to work without compensation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
------    ------------------------

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

PART II   Other Information.
-------   -----------------

Item 1.   Legal Proceedings.
------    -----------------

          None.

Item 2.   Changes in Securities
------    ---------------------

          None this quarter

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          (Not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None

Item 5.   Other Information
------    -----------------

          (Not applicable)

Item 6.   Exhibits
------    --------

          (a) Exhibits

Exhibit
Number              Description
------              -----------

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

BARRINGTON SCIENCES CORPORATION

By:  /s/  Lorne Broten                                 Date:   November 12, 2004
   ------------------------------------
          Lorne Broten
          CFO and Director
          (Principal Financial Officer)

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