Form 10-Q
period 2004-06-30
BARRINGTON SCIENCES CORP
filed 2004-11-18
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the second quarter ended                              Commission file number
    June 30, 2004                                               33-27042-NY
----------------------------                                --------------------

                         BARRINGTON SCIENCES CORPORATION
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

            Nevada                                                93-0996537
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                                1107 Bennet Drive
                    Port Coquitlam, British Columbia, Canada       V3C 6H2
                     --------------------------------------        --------
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

         (1)  Yes  X  No                (2)  Yes  X  No
                 -----  -----                   -----  -----

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2004 was 24,218,927. The aggregate common stock held by non-affiliates on June 30, 2004 was 7,267,213.

                                   ==========

                        BARRINGTON SCIENCES INTERNATIONAL CORPORATION (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
Part I.  Financial Information

Item 1.  Financial Statements
------   ---------------------

Balance Sheet - at June 30, 2004                                           3

Statements of Operations - for the quarters ended June 30, 2004 and
  June 30, 2003                                                            4

Statement of Cash Flows - for the Quarters ended June 30, 2004
  and 2003                                                                 5

Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8

Item 4.  Controls and Procedures                                           8
------


                          Part II. Other Information

Item 1.  Submission of Matters to a
                  Vote of Security Holders                                 9

Item 2.           Changes in Securities                                    9
------

Item 3.           Defaults Upon Senior Securities                          9
------

Item 4.           Submission of Matters to a Vote of Security Holders      9
------

Item 5.           Other Information                                        9
------

Item 6.           Exhibits and Reports on Form 8-K                         9
------

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at June 30, 2004


Current assets:
  Cash                                                                     --
   Prepaid and other current assets                                       1,000
                                                                     ----------
       Total current assets                                               1,000
                                                                     ----------
 Equipment, net of accum Deprn                                            6,702
                                                                     ----------

Investment in Joint Venture                                             400,000
                                                                     ----------
    Total assets                                                        407,702
                                                                     ----------


Liabilities and Stockholders' Equity


Current liabilities:
Bank Over Draft                                                           9,510
                                                                     ----------
  Accounts payable and accrued liabilities                              118,368
                                                                     ----------
Payable to Related parties                                              389,739
                                                                     ----------
Stockholders' equity:
   Common stock $.001 par value;
     25,000,000 authorized; 24,218,927 issued
     and outstanding                                                     24,219
   Additional paid in Capital                                         4,108,314
   Losses accumulated during the
     development stage                                               (4,242,448)
                                                                     ----------

       Total stockholders' equity                                      (109,915)
                                                                     ----------
Total liabilities and stockholders' equity                              407,702
                                                                     ----------


See accompanying notes



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS                                                                                        From
 For the six months ended June 30, 2004 and 2003


                                                               Period
                                              Oct 2003 to   October 2002    Inception     Inception To
                                               June 2004      June 2003   To Sept 30/03    June 30, 04
                                             ------------   ------------   ------------    ------------
Sales                                                --             --     $     10,736    $     10,736
   Cost of sales                                     --             --           17,437          17,437
   Selling, general and administrative            275,573        846,780      2,128,848       2,402,292
   Write-down of goodwill                            --             --          910,249         910,249
   Write-down of intangibles and inventory           --             --          812,546         812,546
   Write-down of other assets                        --             --           69,967          69,967
                                             ------------   ------------   ------------    ------------
                                                  275,573        846,780      3,939,047       4,212,491

  (Loss) from operations                          275,573        846,780      3,928,311       4,201,755
                                                                                           ------------
Other income (expense)
   Interest expense                                  --             --          (40,693)        (40,693)
                                             ------------   ------------   ------------    ------------
Net (loss)                                   $    275,573   $    846,780   $  3,969,004    $  4,242,448
                                             ============   ============   ============    ============
Per share information:
Basic and diluted (loss)
   per common share                          $       0.01   $       0.04   $       0.17    $      (0.18)
                                             ============   ============   ============    ============

Weighted average shares outstanding            24,199,342     21,414,249     22,923,189      24,199,342
                                             ============   ============   ============    ============



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended June 30, 2004 and 2003

                                               Quarter          Quarter
                                              June 2004        June 2003
                                             -----------      -----------

Sales                                        $      --        $      --
  Selling, general and administrative              8,126          176,541
  Write-down of other assets                        --               --
                                             -----------      -----------
(Loss) from operations                             8,126          176,541
Other income (expense)
  Interest expense                                  --               --
                                             -----------      -----------
Net (loss)                                   $     8,126      $   176,541
                                             ===========      ===========
Per share information:
Basic and diluted (loss)
   per common share                          $    0.0003      $     0.008
                                             ===========      ===========
Weighted average shares outstanding           24,199,342       23,445,553
                                             ===========      ===========


See accompanying notes

                                       4



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

                                                                          Inception
                                              30Jun04       30Jun03         to date
                                             ----------    ----------    ----------

OPERATING ACTIVITIES
Net Loss                                       (275,573)     (846,780)   (4,242,448)
Items not affecting cash:
  Depreciation and amortization                   1,786        88,465        46,307
Changes in noncash working capital:
  Accounts receivable                             3,682        22,724          --
Subscriptions Recievable                           --          71,640          --
  Prepaids and other current assets              (1,000)       27,784        (1,000)
Bank Overdraft                                 (123,196)       94,205          --
  Accounts payable and accrued liabilities       11,916       173,188       118,368
Inventory                                          --          51,688             0
Payable Related Parties /other                  213,357             0       389,739
                                             ----------    ----------    ----------
Cash flow used by operating activities         (169,028)     (317,086)   (3,689,034)
                                             ----------    ----------    ----------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                 112,068       (49,345)      (53,009)
Additions to Intangible Assets                     --          (5,476)         --
Deposit on Acquisitions                            --         (50,000)         --
Investment in Joint Venture                        --        (400,000)     (400,000)
                                                           ----------    ----------
Cash flow from investing activities             112,068      (504,821)     (453,009)
                                             ----------    ----------    ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                        56,960       809,832     4,132,533
Foreign Currency Adjustment                        --          35,897          --
                                                                         ----------
Cash flow from financing activities              56,960       845,729     3,679,524


INCREASE IN CASH FLOW                                 0        23,822        (9,510)
CASH  Beginning of period                             0       (23,822)            0
                                             ----------    ----------    ----------
CASH  End of period                                   0             0        (9,510)
                                             ==========    ==========    ==========

                               See accompanying notes

                                         5

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004


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

               Stockholders' equity
               --------------------

               Basic (loss) per share was computed using the weighted average number of common shares outstanding.

Item 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
Plan of Operations
------------------

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

               The following projections are for a one-year period [following completion of the Company's $2 million financing.]

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

               (c) Comparison of 2004 and 2003 for the third quarter.

               Operating costs, excluding joint venture related costs, decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $176,541 in 2003 to $8,126 in 2004. The costs consisted of: Travel costs, some office costs and compensation for contract staff of $1,800. During this period management has agreed to work without compensation.



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

          None

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

BARRINGTON SCIENCES CORPORATION

By:  /s/  Lorne Broten                                 Date:   November 15, 2004
   -------------------------------
          Lorne Broten
          CFO and Director
          (Principal Financial Officer)

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