Form 10-K
period 2004-09-30
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended                      Commission file number
         September 30, 2004                              33-27042-NY
     -------------------------                      ----------------------

                         BARRINGTON SCIENCES CORPORATION
                         -------------------------------
               (Formerly known as: Financial Express Corporation)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]  No [ ]            (2) Yes [X] No [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2004 was 24,281,477. The aggregate common stock held by non-affiliates on September 30, 2004 was 8,621,535.

                                 FORM 10-K INDEX

                                     PART I


Item 1.  Description of the Business                                         4

Item 2.  Properties                                                          4

Item 3.  Legal Proceedings                                                   4

Item 4.  Submission of Matters to a Vote of Security Holders                 4


                                     PART II

Item 5.  Market for Registrant's Common Equity                               5
            and Related Stockholders Matters

Item 6.  Selected Financial Matters                                          5

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          6

Item 8.  Financial Statements and Supplementary Data                         6

Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                           6


                                    PART III

Item 10. Directors and Executive Officers of Registrant                      7

Item 11. Executive Compensation                                              7

Item 12. Security Ownership of Certain Beneficial Owners and Management      8

Item 13. Certain Relationships and Related Transactions                     10


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   10

Financial Statements

Signatures

Officer Certifications

Item 1. Description of the Business
        ---------------------------

GENERAL

The Company continued in existence, searching for financing and/or potential merger candidates to carry on the Company's existing or other business opportunities.

The Company currently has no full time employees. The Company uses the part time services of 2 individuals.

HISTORY AND DESCRIPTION OF COMPANY'S CURRENT BUSINESS

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------


                             (A) Stock transactions

The following summarizes stock transactions by the Company during 2003 and 2004.

From October 1, 2003 to September 30, 2004 the company issued 124,960
Shares for $121,960. Total shares outstanding at September 30, 2004 24,281,477 Common Shares. For additional detail see shareholder Equity Section of the financial statements.


Item 6. Selected Financial Data
        -----------------------

                        2004          2003
                        ----          ----
Revenue                    0             0

Loss                (403,297)   (2,087,689)

Loss Per Share          0.02          0.09

Working Capital     (173,767)     (411,858)




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

LIQUIDITY.

The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $174,767. However, management believes that it will able to settle all liabilities by issuing shares for debt.


OPERATIONS.

The Company had no material operations in 2004. In 2004, the Company incurred operating expenses of $403,297. These expenses consisted primarily of $55,120 for professional fees, $99,653 for Fees, $24,729 for travel, obsolete equipment $35,001 and write down of investment of $163,827.


BUSINESS PLANS FOR 2004/2005

The company is actively seeking a business opportunity. It is looking to secure a merger or vend in of an operating business that will allow the company to move forward.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

None


Item 9A. Controls and Procedures
         -----------------------

(At the present time the company has no controls or procedures but will initiate them once it is in business.

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

Name                           Age    Position
----                           ---    --------

Phil E. Pierce                 76     Chairman, and Director Term expires 2006

George Moore                   62     President & Chief Executive Officer and
                                           Director Term Expires 2006

Dr. A.E.J. Reynolds            57     Director Term Expires 2006

Lorne Broten C.M.A., CMC       63     CFO and Director Term Expires 2006

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

Dr. A.E.J. Reynolds
-------------------
President ABP Diagnostics Ltd and Director

Dr. Reynolds was with Dixon Group PLC, in the position of the General Sales Manager, Regional Manager and Commercial Manager from 1977 to 1990. From 1990 to 1993 he was Managing Director of Crawford Door Limited and Managing Director of Eco Carpet Tiles (UK) Ltd from 1996 to 1998.. Dr, Reynolds has a Master of Business Administration and a Doctor of Business Administration.

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

To the best of Registrant's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) during the Company's most recent fiscal year (2004) and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the persons in the following table served as a director or officer of the Company or owned more than 10 percent of any class of Registrant's equity securities during Registrant's fiscal year ended September 30, 2004.

During 2004 and through the date of the filing of this Form 10-K, there has been no trading of the Company's Common Stock or any other securities issued by the Company. Although the Company continued to voluntarily file Form 10-Q's for quarters ending during 2004 and a Form 10-K for 2003, the Company is not aware of any filing by the Directors, Officers or 10% shareholders until after the acquisition of Barrington was closed as of December 31, 2002.

The Company believes that all of its Officers and Directors are now current on their filings of applicable forms.

The following table lists all of the Company Officers, Directors and known 10% or more shareholders during 2004.


Name                Offices Held in 2004                     Forms Filed
-----------------------------------------------------------------------------------
Phil Pearce         Director                                 Form 3, March 26, 2003
                    He resigned as Director Dec 6, 2006

George Moore        President & CEO, Director from           Form 3, March 26, 2003
                    Dec. 13, 2002

Charles Payne       VP Investor Relations, Secretary,        Form 3, March 26, 2003
                    Director From Dec 13, 2002
                    He resigned as a Director July 26, 2005

Lorne Broten        CFO, Treasurer Director From             Form 3, March 26, 2003
                    December 13, 2002

Dr. Tony Reynolds   Director from December 13, 2002          Form 3, March 26, 2003









Item 11. Executive Compensation
         ----------------------

The Company did not pay any compensation to its Officers or Directors during 2004.


                                  Annual Compensation                Long-Term Compensation
                              ----------------------------  ----------------------------------------
                                                              Awards                      Payouts
                                                              ------                      -------
                                                 All Other
Name and            Year/                        Compen-    Restricted   Securities
Principle           term of                      sation       Stock      underlying                     All Other
Position            service   Salary     Bonus   (fees)       Awards     SARs/Options   LTIP Payouts    Compensation
--------            -------   ------     -----   ------       ------     ------------   ------------    ------------

George Moore, CEO   2004                         $21,000 *


----------
     * Consulting fees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table is current as of September 30, 2004.


Name and Address of               Number of Shares of               Percentage
Beneficial Owner                  Common Stock Owned                of Ownership
-------------------               -------------------               ------------

Phil E. Pearce                       1,725,000                           7.1%
6624 Greenleaf Court
Charlotte, NC  28270

George Moore                         3,749,633*   Note 1                15.4%
15826 - 98th Ave.,
Surrey, BC V4N 2V3

Lorne Broten                         2,289,009**  Note 1                 9.4%
1107 Bennet Dr
Port Coquitlam BC V3C 6H2

Charles Payne                        4,027,126*** Note 1                16.5%
3213 W. Wheeler St PBM 249
Seattle, WA  98199
USA

Dr. Tony Reynolds                    2,195,173    Note 1                 9.0%
37 Reynolds Wharf, Coalport
Telford
Shropshire, England TF8 77HU
                                    ----------                          -----

All Officers and Directors
  and affiliates as a group         13,985,941                          57.6%
                                    ----------                          -----

                                        9

* Anne Moore his wife owns 708,000. The balance of the shares are held George Moore.

** Marc Broten son of Lorne Broten owns 700,000 of these shares and Lorne Broten does not have control of them. Lorne Broten Family Trust owns the balance of the shares. Lorne Broten is not a beneficiary of the trust.

*** Of these shares 3,830,849 are owned by Udici Ltd. PO Box 150 Leeward Highway Providenciales Turks & Caicos Islands B.W.I. Estelle Payne, wife of Charles Payne, controls this company.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


Item 14. Principal Accounting Fees and Services
         --------------------------------------

     (1)  Audit Fees

     The audit fees for 2004, 2005, 2006 were $12,000.00 that amounts to $4,000.00 per year.

     There have been no other fees paid to the Principal Accountant


     (2)  The company does not have an audit committee.



                                     PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

     (a) The financial statements are set forth below. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Barrington Science

We have audited the accompanying balance sheet of Barrington Science as of September 30, 2004, and the related statements of operations, stockholders' equity and cash flows through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Science as of September 30, 2004 and the results of its operations and its cash flows through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant operating losses totaling approximately $4,400,000. In addition, as at September 30, 2004, the Company has a working capital deficit amounting to approximately $114,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
April 13, 2007



               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 o Fax (702) 253-7501

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                   September 30,
                                                                       2004
                                                                   -------------
Current assets:
Cash                                                                $    13,676
                                                                    -----------
      Total current assets                                               13,676

Property and equipment, net of accumulated
  depreciation of $44,521                                                  --

Investment in joint venture                                             335,759
                                                                    -----------


Total assets                                                        $   349,435
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Bank overdraft                                                    $      --
  Accounts payable                                                      127,938
                                                                    -----------
      Total current liabilities                                         127,938

  Loans from related parties                                            396,264
  Minority interest in equity of consolidated subsidiary                   --

 Preferred stock,  $.001 par value
  25,000,000 shares authorized                                             --

 Common stock, $.0001 par value,
  100,000,000 shares authorized, 24,156,517
  shares issued and outstanding                                          24,281
 Additional paid in capital                                           4,173,252
 (Deficit) accumulated during
  development stage                                                  (4,372,300)
                                                                    -----------
                                                                       (174,767)
                                                                    -----------
                                                                    $   349,435
                                                                    ===========

                 See accompanying notes to financial statements.


                    BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                         Years Ended September 30, 2004 and 2003
          For the Period From Inception (August 22, 2001) to September 30, 2004
                                       (Unaudited)

                                                                            Period From
                                                    Years Ended             Inception To
                                                   September 30,            September 30,
                                                2004            2003            2004
                                            ------------    ------------    ------------

 Sales                                      $       --      $       --      $     10,736

 Costs and Expenses
  Cost of sales                                     --              --            17,437
  Selling, general and administrative            239,470         816,586       2,368,318
  Write-down of goodwill                            --           910,249         910,249
  Write-down of intangibles and inventory           --           255,773         812,546
  Write-down of other assets                     163,827          69,967         233,794
                                            ------------    ------------    ------------
                                                 403,297       2,052,575       4,342,344
                                            ------------    ------------    ------------

(Loss) from operations                          (403,297)     (2,052,575)     (4,331,608)

Other income (expense)
  Interest expense                                  --           (35,123)        (40,692)
                                            ------------    ------------    ------------
                                                    --           (35,123)        (40,692)

Net (loss)                                  $   (403,297)   $ (2,087,698)   $ (4,372,300)
                                            ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $      (0.02)   $      (0.09)
                                            ============    ============

Weighted average shares outstanding           24,281,477      22,923,189
                                            ============    ============


                     See accompanying notes to financial statements.


                               BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                                         (A Development Stage Company)
                                 Statement of Changes in Stockholders' Equity
                                For The Years Ended September 30, 2004 and 2003


                                                Common Stock           Additional
                                         --------------------------      Paid-in
              ACTIVITY                     Shares         Amount         Capital        Deficit         Total
                                         -----------    -----------    -----------    -----------    -----------

Balance at inception (August 22, 2001)          --      $      --      $      --      $      --      $      --

Shares issued for cash prior to
 reverse acquisition                      14,120,332         14,120        580,419                       594,539

Shares issued for acquisitions
 May 2002 at $.31 per share                4,552,570          4,553      1,420,306                     1,424,859

Shares issued for debt conversion
 In September 2002 at $1.22 per share        952,344            952      1,162,117                     1,163,069

Net loss for the year ended
  September 30, 2002                                                                   (1,881,306)    (1,881,306)
                                         -----------    -----------    -----------    -----------    -----------
Balance September 30, 2002                19,625,246         19,625      3,162,842     (1,881,306)     1,301,161

Shares issued for cash:
  October 2002 at $.48 per share             743,796            744        361,632                       362,376
  January 2003 at $.75 per share             533,333            533        399,467                       400,000
  March 2003 at $1.00 per share                8,066              8          8,058                         8,066
  April 2003 at $1.00 per share               11,714             12         11,702                        11,714
  May 2003 at $1.00 per share                 15,000             15         14,985                        15,000
  June 2003 at $1.00 per share                12,500             13         12,488                        12,500
  July 2003 at $1.00 per share                15,000             15         14,985                        15,000

Shares issued for services in
  2003 & $.75 per share                       91,266             91         68,359                        68,450

Shares issued for reverse merger with
  Financial Express Corporation            3,744,701          3,745         (3,745)                         --

Shares reacquired and cancelled             (644,105)          (644)           644

Net loss for the year ended
  September 30, 2003                                                                   (2,087,698)    (2,087,698)
                                         -----------    -----------    -----------    -----------    -----------
Balance September  30, 2003               24,156,517    $    24,157    $ 4,051,416    $(3,969,004)   $   106,569


Shares Issued for Cash
  October 2003                                 5,000              5          4,995
  November 2003                               32,460             32         32,428
  December 2003                               19,500             19         19,481
  April 2004                                   5,000              5          4,995
  July 2004                                   45,000             45         44,955
  September 2004                              15,000             15         14,985
  Issued in lieu of finders fees               3,000              3             (3)
Net Loss for the year ended Sept 30/04                                                   (403,296)
                                         -----------    -----------    -----------    -----------    -----------
Totals                                    24,281,477         24,281      4,173,252     (4,372,300)      (174,767)
                                         ===========    ===========    ===========    ===========    ===========


                                See accompanying notes to financial statements.


                     BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                          Years Ended September 30, 2004 and 2003
           For the Period From Inception (August 22, 2001) to September 30, 2004

                                                                              Period From
                                                       Years Ended            Inception To
                                                       September 30,          September 30,
                                                    2004           2003           2004
                                                 -----------    -----------    -----------

Net income (loss)                                $  (403,297)   $(2,087,698)   $(4,372,300)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                                68,450
   Depreciation                                      (44,521)        26,281
   Asset impairment losses                           162,949      1,103,527
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                  --           22,972           --
   Inventory                                            --           51,688           --
   Prepaid expenses                                     --            7,590           --
   Recoverable tax credit                               --           20,593           --
   Deferred charges                                     --           35,000           --
Increase (decrease) in:
   Accounts payable                                   21,486         28,236        127,938
   Bank overdraft                                   (132,706)       108,884           --
                                                 -----------    -----------    -----------
  Total adjustments                                    7,208      1,473,221        127,938
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   operating activities                             (396,089)      (614,477)    (4,244,362)

Cash flows from investing activities:
   Acquisition of property & equipment                  --           (6,988)
   Investment in joint venture (loss)                 64,241       (400,000)      (335,759)
   Additions to intangible assets                       --             --             --
   Purchase of bank indebtedness of subsidiary          --             --             --
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                               64,241       (406,988)      (335,759)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                121,960        896,296      4,197,533
   Loans from related parties                        219,882        128,851        396,264
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                              341,842      1,025,147      4,593,797
                                                 -----------    -----------    -----------

Increase (decrease) in cash                            9,994          3,682         13,676
Cash and cash equivalents,
 beginning of period                                   3,682           --             --
                                                 -----------    -----------    -----------
Cash and cash equivalents,
 end of period                                   $    13,676    $     3,682    $    13,676
                                                 ===========    ===========    ===========


See accompanying notes:

                                            15

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 1   ORGANIZATION AND NATURE OF BUSINESS

     Financial Express Corporation ("FEC") was originally incorporated in the State of Nevada on January 5, 1989, as Harley Equities, Inc. During December 2002, the Company completed its acquisition of Barrington Sciences International Corporation's ("BSIC") net assets, subsequently FEC changed its name to Barrington Sciences Corporation (together with its subsidiaries, the Company). The acquisition was accounted for as a reverse take over and the comparative amounts represent BSIC's financial position, results of operations and cash-flows.

     The Company is a development stage enterprise and through its subsidiaries, has been engaged in the research, development, manufacture and distribution of specialized medical diagnostic test kits.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going Concern
     -------------

     The Company experienced significant operating losses since inception totaling approximately $4,400,000. In addition, as at September 30, 2004, the Company has a working capital deficit amounting to approximately $114,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the amounts of Barrington Sciences Corporation and the following subsidiaries:

     ABP Diagnostics Ltd.
     Fluid Separation Ltd. (ABP Diagnostics Ltd. owns 70%)
     Barrington Sciences Corporation SDN BHD

     All material inter-company accounts and transactions have been eliminated. Subsequent to the year end all subsidiaries ceased operations and have become inactive.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Allowance for Doubtful Accounts, Marketing Credits and Allowance for Possible Sales Returns
     --------------------------------------------------------------------

     The allowance for accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses, credits or returns.

     Inventory
     ---------

     Inventory is stated at the lower of cost (determined on the first in, first-out method) or market.

     Property and Equipment
     ----------------------

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

     The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                  Furniture and equipment   20% Declining Balance
                  Machinery and equipment   20% Declining Balance

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes
     ------------

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Net (Loss) per Share
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effect on net (loss) per share are excluded.

     Long-Lived Assets
     -----------------

     Statement of Financial Accounting Standards No.144, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable.

     Disclosure about Fair Value of Financial Instruments
     ----------------------------------------------------

     The Company estimates that the fair value of all financial instruments as of September 30, 2004 and 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

            BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES NOTES TO
                     THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign Currency Translation
     ----------------------------

     For the Company's subsidiaries outside of the U.S., the local currency is the functional currency. In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", the financial statements of these subsidiaries are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expense and cash flows at average exchange rates; and stockholders' equity at historical exchange rates. For those subsidiaries for whch he local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet. Translation adjustments are not tax-effected since they related to investments, which are permanent in nature.

     For certain other subsidiaries, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of these foreign subsidiaries are re-measured at year-end exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, are re-measured at historical rates.

     Shipping and Handling Costs
     ---------------------------

     The Company's policy is to classify shipping and handling costs as part of sales in the consolidated statement of operations.


NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS

     In 2003 and 2004, the FASB issued the following:

     SFAS No. 141    Business combinations
     SFAS No. 142    Goodwill and other intangible assets
     SFAS No. 143    Accounting for asset retirement obligation
     SFAS No. 144    Accounting for the impairment of disposal of long-
                     lived assets
     SFAS No. 145    Recession of FASB statements, 4, 44 and 64 and amendment
                     of FASB 13
     SFAS No. 146    Accounting for costs associated with exit or disposal
                     activities
     SFAS No. 147    Acquisitions of Certain Financial Institution
     SFAS No. 148    Accounting of Stock-based  Compensation - Transition and
                     Disclosure, an amendment of FASB statement No.123
     SFAS No. 149    Amendment of Statement No.133 on Derivative Instruments and
                     Hedging Activities
     SFAS No. 150    Accounting for Certain Financial Instruments with
                     Characteristic's of Both Liabilities and Equity

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

     The Company followed the guidance of SFAS No.141 and 142 in recording the acquisitions of ABP Diagnostics Ltd. and Barrington Sciences International Corporation. SFAS No.143-147 and 149 did not have a material impact on the Company's financial position and results of operations.

     The disclosure and valuation method provisions of SFAS No.148 have been adopted by the Company, however, the Company did not issue any stock options to its officers and employees during the years. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No.150 did not have a material impact on the Company's financial position and results of operations.


NOTE 4   REVERSE ACQUISTION

     On December 30, 2002, The Company acquired the net assets of Barrington Sciences International Corporation ("BSIC") including its wholly owned subsidiaries in exchange for 19,701,653 common shares and 396,416 common share warrants of the Company. This transaction has the effect of what is commonly referred to as "reverse acquisition" in that the Company is the legal acquirer; however, BSIC is the accounting acquirer. Therefore, the acquisition has been accounted for as a reverse take-over of the Company by BSIC.

     Application of reverse take-over accounting results in the following:

     a) The consolidated financial statements of the combined entity are issued under the name of Barrington Sciences Corp. (formerly FEC), but are considered the continuation of the financial statements of BSIC. However, the stated capital of the consolidated entity at September 30, 2003 is that of BSC. This capital structure Is different from the capital structure appearing in the comparative financial statements for BSIC due to the application of reverse take-over accounting. Prior to the acquisition, there were 19,701,653 common shares of BSIC outstanding with a stated capital of $3,616,373.

     b) As BSIC is deemed to be the acquirer for accounting purposes, its assets, liabilities and operations since incorporation are included in these financial statements at their historical carrying value. The operations of BSC are included from December 30, 2002.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 4   REVERSE ACQUISTION (Continued)

     c) Control of the assets and operations of BSC is considered to be acquired by BSIC. Immediately prior to the acquisition, there were 3,743,900 common shares of BSC outstanding with a stated capital of $3,744.

     All direct costs relate to the reverse take over acquisition have been included in the Company's results of operations.


NOTE 5   PROPERTY AND EQUIPMENT

                                                2004        2003
                                                ----        ----
     Property and equipment and accumulated
      depreciation consists of:

     Furniture and equipment                  $    --     $  45,801
     Machinery and equipment                       --       117,148
                                              ---------   ---------

                                                162,949
     Less accumulated depreciation                 --       (44,521)
                                              ---------   ---------

                                              $    --     $ 118,428
                                              =========   =========


NOTE 6   DEFERRED CHARGES

     During the year ended September 30, 2002, BSIC incurred the cost of $20,000 in relation to the sale of its consolidated assets to BSC, formerly FEC. The costs were expensed in current year in which the sale of assets was completed.

     During the year ended September 30, 2003, the Company incurred the cost of $15,000 in relation to its plan to acquire the assets of Memco-Tec Limited of Guangzhou, China. The acquisition plan was abandoned and the costs were expensed in the year.


NOTE 7 INVESTMENT IN WEIHAI BARRINGTON BIOLOGICAL ENGINERRING CO. LTD. (JOINT VENTURE)

     The Company and Shangdon Weigao Group of Weihai own Weihai Barrington Biological Engineering Co. Ltd., the joint venture in China equally. During the 2003, the Company has contributed $400,000 as registered capital of the joint venture. The joint venture has been unable to obtain the necessary licenses to market its products. Consequently the joint venture was terminated subsequent to year-end. The liquidation proceeds are estimated at $324,000. Subsequent to the year-end these funds were received by the Company.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 8   GOODWILL AND OTHER INTANGIBLE ASSETS

                                     2004           2003

         Technology                $      -       $      -
                                   --------       --------

                                   $      -       $      -
                                   ========       ========

     The Company adopted the provisions of FASB 142 for the accounting of intangibles. According to the FASB requirements, these intangible assets are capitalized and not amortized. Each year, management is required to review the intangible assets to determine if there has been an impairment loss to recognize on their carrying value. Management believes that there has been an impairment of these intangible assets for the year-ended September 30, 2003 and has accordingly wrote-off the balance of technology in the amount of $556,773.


NOTE 9   ACQUISITION OF ABP DIAGNOSTIC LTD.

     On May 31, 2002, the Company acquired 100% of the outstanding common stock of ABP Diagnostic Ltd. The results of ABP Diagnostic Ltd. operations have been included in the consolidated financial statements since that date. ABP has available technical information relating to the manufacture of a cassette and the assembly of a range of individual diagnostic rapid test kits.

     The business combination is accounted for using the purchase method. The fair value of the assets acquired at the date of acquisition are as follows:

     Current assets                                              $   62,795
     Furniture, equipment and machinery                             100,228
     Intangibles                                                    647,662
     Goodwill                                                       910,249
                                                                 ----------

     Net assets acquired at fair values                          $1,720,934
                                                                 ==========

     Total consideration:
     Liabilities assumed                                         $  850,208
     3,450,000 common shares of the Company                         870,726
                                                                 ----------

                                                                 $1,720,934
                                                                 ==========

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003

                                 (U.S. DOLLARS)


NOTE 10   SHARE CAPITAL AND COMMITMENTS

     Share Purchase Warrants
     -----------------------

     As at September 30, 2004, the Company has 560,067 share purchase warrants outstanding which are exercisable at the option of the shareholders, with an exercise price of CDN $0.75 per common share.



NOTE 11   RELATED PARTY TRANSATIONS

                                                   2004         2003

     Due to directors and officers               $396,266     $176,382
                                                 ========     ========

     The amounts due to directors and officers are non-interest bearing and have no set terms of repayment.

     During the years, the Company, pursuant to the terms of various management and service agreements, paid or made provision in the accounts for the payments of the following amounts to its directors and officers.

                                                   2004              2003

     Management fees                             $ 60,000          $327,534
     Consulting fees                               47,312            87,683
                                                 --------          --------


                                                 $107,312          $415,217
                                                 ========          ========

NOTE 12   MATERIAL CONTRACTS

     On September 3, 2003, the Company entered into an agreement with VicTorch Meditek Inc. ("VicTorch), a California diagnostic products company, pursuant to which the Company will acquire all of the outstanding shares of VicTorch in exchange for 1,200,000 shares of the Company's common shares plus $330,000 in cash. Payment of $30,000 has been made during 2003. The acquisition did not complete and consequently the non-refundable deposit has been expensed in the current year.

NOTE 13   COMPARITIVE FIGURES

     Certain of the comparative figures have been restated to conform with the current year's presentation.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


BARRINGTON SCIENCES CORPORATION


By: /S/ George Moore                         Date: May 1, 2007
----------------------------
        George Moore
        President and CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME & POSITION                              DATE: May 1, 2007


/S/ George Moore
-------------------------------
    George Moore
    President CEO and Director

/S/ Lorne Broten
-------------------------------
    Lorne Broten
    CFO and Director

/S/ Dr. Anthony Reynolds
-----------------------------
    Dr. Anthony Reynolds
    Director