Form 10-Q
period 2004-12-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================
                                    FORM 10-Q

                                QUARTERLY REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the the first quarter ended                           Commission file number
December 31, 2004                                               33-27042-NY
---------------------------                              ----------------------

                         BARRINGTON SCIENCES CORPORATION
                ------------------------------------------------
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

         Nevada                                                 93-0996537
  ----------------------                                    -------------------
 (State of Incorporation)                                    (I.R.S. Employer
                                                            Identification No.)
            1107 Bennet Drive
 Port Coquitlam, British Columbia, Canada                          V3C 6H2
 ----------------------------------------                         ---------
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X]   No  [ ]


The number of shares of the Common Stock of the registrant outstanding as of December 31, 2004 was 24,289,477. The aggregate common stock held by non-affiliates on December 31, 2004 was 10,303,536.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements
-------  --------------------

Independent Registered Auditors Report                                    4

Balance Sheet - at December 31, 2004                                      5

Statements of Operations - for the
    quarters ended December 31, 2004 and December 31, 2003                6

Statement of Cash Flows - for the
      Quarters ended December 31, 2004and 2003                            7

Notes to Financial Statements                                             8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       9

Item 4.   Controls and Procedures                                         9


                           Part II. Other Information
                           --------------------------

Item 1.     Submission of Matters to a Vote of Security Holders           9

Item 2.     Legal Proceedings                                             9

Item 3.     Defaults Upon Senior Securities                              10

Item 4.     Submission of Matters to a Vote of Security Holders          10

Item 5.     Other Information                                            10

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of December 31, 2004, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007







             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at December 31, 2004


Current assets:
  Cash                                                                    9,514
  Prepaid and other current assets                                         --
                                                                     ----------
      Total current assets                                                9,514
                                                                     ----------

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        345,273
                                                                     ----------


Liabilities and Stockholders' Equity
                                                                     ----------

Current liabilities:
  Accounts payable and accrued liabilities                              117,003
                                                                     ----------
Payable to Related parties                                              398,270
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized; 24,289,477 issued
    and outstanding                                                      24,289

  Additional paid in Capital                                          4,181,244
  Losses accumulated during the
    development stage                                                (4,375,533)
                                                                     ----------

       Total stockholders' equity                                      (170,000)
                                                                     ----------

Total liabilities and stockholders' equity                              345,273
                                                                     ----------

See accompanying notes


                                      -5-


The Financial Statements have been prepared by Management

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended December 31,
2004 and 2003



                                                                         Period                               Inception To
                                                  Oct to Dec 04      Oct to Dec 03      To Sept 30, 2004      Dec 31, 2004
                                                  -------------      -------------      ----------------      ------------

 Sales                                            $       --          $       --          $     10,736        $     10,736

 Costs and Expenses
  Cost of sales                                           --                                    17,437              17,437
  Selling, general and administrative                    3,233             112,376           2,368,318           2,371,551
  Write-down of goodwill                               910,249             910,249
  Write-down of intangibles and inventory                 --                                   812,546             812,546
  Write-down of other assets                              --               130,245             233,794             233,794
                                                  ------------        ------------        ------------        ------------
                                                         3,233             242,621           4,342,344           4,345,577
                                                  ------------        ------------        ------------        ------------

(Loss) from operations                                  (3,233)           (242,621)         (4,331,608)         (4,334,841)

Other income (expense)
  Interest expense                                        --                  --               (40,692)            (40,692)
                                                  ------------        ------------        ------------        ------------

                                                          --                  --               (40,692)            (40,692)

Net (loss)                                        $     (3,233)       $   (242,621)       $ (4,372,300)       $ (4,375,533)
                                                  ============        ============        ============        ============

Per share information:
Basic and diluted (loss)
  per common share                                $      (0.00)       $     (0.010)       $      (0.18)
                                                  ============        ============        ============

Weighted average shares outstanding                 24,281,610          24,165,308          24,281,477
                                                  ============        ============        ============






BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the three months ended  December 3, 2004 and 2003
(Unaudited)

                                                                                                                        Inception
                                                               Dec 04            Dec 03           To Sept 30,2004        to date
                                                  --------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net Loss                                                       (3,233)          (242,621)           (4,372,300)        (4,375,533)
Items not affecting cash:                                                                                                       0
  Services provided for common stock                                                                         0                  0
  Depreciation and amortization                                     0              1,786                     0                  0
  Asset imparment loss                                                                                       0                  0
Changes in non-cash working capital:                                                                                            0
  Accounts receivable                                               0              3,682                     0                  0
Subscriptions Recievable                                                               0                                        0
  Prepaids and other current assets                                 0             (1,000)                    0                  0
Bank Overdraft                                                      0           (132,706)                                       0
  Accounts payable and accrued liabilities                    (10,935)                 0               127,938            117,003
Inventory                                                                         13,578                     0                  0
Payable Related Parties /other                                  2,006            213,357                      0                 0
                                                  -------------------------------------------------------------------------------
Cash flow used by operating activities                        (12,162)          (143,924)           (4,244,362)        (4,258,530)
                                                  -------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                                                        0                     0                  0
Additions to Intangible Assets                                                         0                     0                  0
Disposal of Fixed Assets                                                         112,068                                        0
Investment in Joint Venture                                                            0              (335,759)          (335,759)
Purchase of Bank Indebtedness from susiduary                                                                 0                  0
                                                  -------------------------------------------------------------------------------
Cash flow from investing activities                                 0            112,068              (335,759)          (335,759)
                                                  -------------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                                       8,000             51,960             4,197,533          4,205,533
Loans from related parties                                                                             396,264            398,270
                                                  -------------------------------------------------------------------------------

Cash flow from financing activities                            8,000              51,960             4,593,797          4,603,803
                                                  -------------------------------------------------------------------------------

INCREASE IN CASH FLOW                                          (4,162)            20,104                13,676              9,514
CASH - Beginning of period                                     13,676                  0                                        0
                                                  -------------------------------------------------------------------------------
CASH - End of period                                            9,514             20,104                13,676              9,514
                                                  -------------------------------------------------------------------------------


                                                        See accompanying notes

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


1. Basis of presentation
   ---------------------

     General
     -------

          On December 30, 2002, Barrington Sciences International Corporation ("BSIC") completed the sale of its assets to Financial Express Corporation ("FEC"), a public Nevada corporation, in a reverse merger. The accompanying financial statements include the accounts of Barrington Sciences International Corporation and its wholly owned subsidiaries, and the activity of FEC from the date of acquisition. In connection with the transaction, the fiscal year of BSIC, September 30, was adopted.

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

          The company has discontinued the joint venture in China and is in the process of bringing all filings current in order to attract an operation to vend into it.

          (b) Liquidity and capital resources

          Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2004 and 2003 for the third quarter.

          Operating costs decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $242,621 in 2003 to $3,323 in 2004. The costs consisted of: Travel costs, some office costs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
-------   -----------------------

At the present time the company does not have any control procedures.


PART II  Other Information.
-------  ------------------


Item 1. Legal Proceedings.
--------------------------

          None


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          (Not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None

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

Date:  May 1, 2007


By: /s/  Lorne Broten
    -----------------

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