Form 10-Q
period 2005-03-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
================================================================================
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Second quarter ended                              Commission file number
March 31, 2005                                                 33-27042-NY
----------------------------                              ----------------------

                         BARRINGTON SCIENCES CORPORATION
                ------------------------------------------------
               (Formerly known as: Financial Express Corporation)
             (Exact name of registrant as specified in its charter)

             Nevada                                             93-0996537
             ------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            1107 Bennet Drive
Port Coquitlam, British Columbia, Canada                          V3C 6H2
----------------------------------------                          -------
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

         (1)  Yes X      No                (2)  Yes  X    No
             -----     -----                     -----   -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ]   No    [   ]


The number of shares of the Common Stock of the registrant outstanding as of March 31, 2005 was 24,329,977. The aggregate common stock held by non-affiliates on March 31, 2005 was 10,344,036.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX
                                                                       Page No.
                                                                       --------
Part I. Financial Information
------  -----------------------
Item 1. Financial Statements
------ ---------------------

Independent Registered Auditors Report                                    4

Balance Sheet - at March 31, 2005                                         5

Statements of Operations - for the
      quarters ended March 31, 2005 and March 31, 2004                    6

Statement of Cash Flows - for the
  Quarters ended March 31, 2005 and 2004                                  8

Notes to Financial Statements                                             9

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations               10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     10

Item 4.   Controls and Procedures                                        10


                          Part II. Other Information
                          -------  -----------------

Item 1.   Submission of Matters to a Vote of Security Holders            10

Item 2.   Changes in Securities                                          10

Item 3.   Defaults Upon Senior Securities                                10

Item 4.   Submission of Matters to a Vote of Security Holders            11

Item 5.   Other Information                                              11

Item 6. Exhibits and Reports on Form 8-K                                 11

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of March 31, 2005, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at March 31, 2005

Current assets:
  Cash                                                                   29,693

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        365,452
                                                                     ----------

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                              113,860
                                                                     ----------
Payable to Related parties                                              387,303
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
  100,000,000 authorized; 24,329,477 issued
    and outstanding                                                      24,329
  Additional paid in Capital                                          4,221,704
  Losses accumulated during the
    development stage                                                (4,381,744)
                                                                     ----------

       Total stockholders' equity                                      (135,711)
                                                                     ----------
Total liabilities and stockholders' equity                              365,452
                                                                     ----------

Prepared by management

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the six months ended March 31, 2005 and 2004



                                                                                                                From
                                                          Period Oct 1 to                 Period             Inception To
                                                 March 2005           March 2004      To Sept 30/04         March 31, 05
                                                 ----------           ----------      -------------         ------------

 Sales                                          $       --                  --          $     10,736        $     10,736
  Cost of sales                                         --                  --                17,437              17,437
  Selling, general and administrative                  9,443             137,202           2,368,318           2,377,761
  Write-down of goodwill                                                                     910,249             910,249
  Write-down of intangibles and inventory               --                  --               812,546             812,546
  Write-down of other assets                            --               130,245             233,794             233,794
                                                ------------        ------------        ------------        ------------
                                                       9,443             267,447           4,342,344           4,351,787
                                                ------------        ------------        ------------        ------------
(Loss) from operations                                (9,443)           (267,447)         (4,331,608)         (4,341,051)
Other income (expense)
  Interest expense                                      --                  --               (40,693)            (40,693)
                                                                                        ------------        ------------
                                                        --                  --               (40,693)            (40,693)

Net (loss)                                      $     (9,443)       $   (267,447)       $ (4,372,301)       $ (4,381,744)
                                                ============        ============        ============        ============
Per share information:
Basic and diluted (loss)
  per common share                              $      (0.00)       $     (0.011)       $      (0.18)       $      (0.18)
                                                ============        ============        ============        ============

Weighted average shares outstanding               24,297,913          24,199,342          24,281,477          24,297,913
                                                ============        ============        ============        ============






BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004




                                                       Quarter         Quarter
                                                     March 2005      March 2004
                                                     ----------      ----------

 Sales                                              $      --        $      --
  Cost of sales                                            --               --
  Selling, general and administrative                     9,443           24,826
  Write-down of other assets                               --               --
                                                    -----------      -----------
(Loss) from operations                                    9,443           24,826
                                                    -----------      -----------
Net (loss)                                          $     9,443      $    24,826
                                                    ===========      ===========

Per share information:
Basic and diluted (loss)
  per common share                                  $     0.000      $     0.001
                                                    ===========      ===========

Weighted average shares outstanding                  24,297,913       24,199,342
                                                    ===========      ===========



See accompanying notes



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2005 and 2004
(Unaudited)
                                                                                               Inception
                                                    -----------------------------------------------------
                                                   31-Mar-05             31-Mar-04              to date
                                                    -----------------------------------------------------

OPERATING ACTIVITIES
Net Loss                                            (9,443)              (267,447)            (4,381,744)
Items not affecting cash:
  Depreciation and amortization                          0                  1,786
Changes in non-cash working capital:
  Accounts receivable                                    0                  3,682
Subscriptions Recievable                                                        0
  Prepaids and other current assets                      0                 (1,000)
Bank Overdraft                                           0               (132,706)
  Accounts payable and accrued liabilities          14,078)                20,984                113,860
Inventory                                                                       0                      0
Payable Related Parties /other                      (8,961)               213,357                387,303
                                                    ----------------------------------------------------
Cash flow used by operating activities              32,482)              (161,344)            (3,880,581)
                                                    ----------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets/ Sale                         0                112,068
Additions to Intangible Assets                                                  0
Deposit on Acquisitions                                                         0
Investment in Joint Venture                                                     0               (335,759)
                                                    ----------------------------------------------------
Cash flow from investing activities                      0                112,068               (335,759)
                                                    ----------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in short term debt                                          0
Issuance of common shares                           48,500                 51,960              4,246,033
Foreign Currency Adjustment                              0                (10,277)                     0
                                                    ----------------------------------------------------
Cash flow from financing activities                 48,500                153,751              3,910,274
                                                    ----------------------------------------------------

INCREASE IN CASH FLOW                               16,018                 (7,593)                29,693
CASH - Beginning of period                          13,675                      0                      0
                                                    ----------------------------------------------------
CASH - End of period                                29,693                 (7,593)                29,693
                                                    ----------------------------------------------------


                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005


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


          (b) Liquidity and capital resources

          Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2005 and 2004 for the third quarter.

          Operating costs decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $24,826 in 2004 to $9,443 in 2005. The costs consisted of: Travel costs, some office costs.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures

          The company has no control procedures at this time.

PART II   Other Information.
-------   ------------------

Item 1.   Legal Proceedings.
------    -----------------

          None

Item 2.   Changes in Securities
------    ----------------------

          None this quarter

Item 3.   Defaults Upon Senior Securities
------    -------------------------------
          (Not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None

Item 5.   Other Information
------    -----------------

          (Not applicable)

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------
(a)      Exhibits

          None this quarter

          (b) Reports on Form 8-K

          None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRINGTON SCIENCES CORPORATION

By: /s/Lorne Broten                                  Date:  May 1, 2007

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