Form 10-Q
period 2005-06-30
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                 ]
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Third quarter ended                              Commission file number
June 30, 2005                                               33-27042-NY
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

         (1)  Yes X      No                (2)  Yes  X    No
             -----     -----                     -----   -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ X ]   No   [   ]

The number of shares of the Common Stock of the registrant outstanding as of June 30, 2005 was 24,379,477. The aggregate common stock held by non-affiliates on June 30, 2005 was 10,393,536.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                      Page No.
                                                                      --------
Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements
------   ---------------------

Independent Registered Auditors Report                                    4

Balance Sheet - at June 30, 2005                                          5

Statements of Operations - for the
      quarters ended June 30, 2005 and June 30, 2004                      6

Statement of Cash Flows - for the
  Quarters ended June 30, 2005 and 2004                                   8

Notes to Financial Statements                                             9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                          10


                          Part II. Other Information
                          -------  -----------------

Item 1.  Submission of Matters to a Vote of Security Holders              10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6. Exhibits and Reports on Form 8-K                                  11

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of June 30, 2005, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007





             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at June 30, 2005


Current assets:
  Cash                                                                   68,834
  Prepaid and other current assets                                         --
                                                                     ----------
      Total current assets                                               68,834
                                                                     ----------

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        404,593
                                                                     ----------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                              116,629
                                                                     ----------
Payable to Related parties                                              375,647
                                                                     ----------
Total Liabilities                                                       492,276
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
   100,000,000 authorized; 24,379,977 issued
    and outstanding                                                      24,379
  Additional paid in Capital                                          4,271,654
                                                                     ----------
                                                                      4,296,033
  Losses accumulated during the
    development stage                                                (4,383,716)

       Total stockholders' equity                                       (87,683)
                                                                     ----------
Total liabilities and stockholders' equity                              404,593
                                                                     ----------



See accompanying notes

Note
The Financial statements have been prepared by Management

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005 and 2004


                                                                          Period                                From
                                                  Oct 2004 to         October 2003      Inception         Inception To
                                                  June 2005            June 2004      To Sept 30/04       June 30, 2005
                                                  ---------            ---------      -------------       -------------

 Sales                                                   --                 --         $     10,736        $     10,736
  Cost of sales                                        17,437             17,437
  Selling, general and administrative                  11,416            275,573          2,368,318           2,379,734
  Write-down of goodwill                              910,249            910,249
  Write-down of intangibles and inventory             812,546            812,546
  Write-down of other assets                             --                 --              233,794             233,794
                                                 ------------       ------------       ------------        ------------
                                                       11,416            275,573          4,342,344           4,353,760
(Loss) from operations                                 11,416            275,573          4,331,608           4,343,024
                                                 ------------       ------------       ------------        ------------
Other income (expense)
  Interest expense                                       --                 --              (40,692)            (40,692)
                                                 ------------       ------------       ------------        ------------

Net (loss)                                       $     11,416       $    275,573       $  4,372,300        $  4,383,716
                                                 ============       ============       ============        ============
Per share information:
Basic and diluted (loss)
  per common share                               $       0.00       $       0.01       $       0.18        $      (0.18)
                                                 ============       ============       ============        ============

Weighted average shares outstanding                24,301,063         24,199,342         24,281,477          24,301,063
                                                 ============       ============       ============        ============





BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and 2004



                                                     Quarter           Quarter
                                                    June 2005         June 2004
                                                    ---------         ---------


 Sales                                              $      --        $      --
  Selling, general and administrative                        58            8,126
  Write-down of other assets                               --               --
                                                    -----------      -----------
(Loss) from operations                                       58            8,126
Other income (expense)
  Interest expense                                         --               --
                                                    -----------      -----------
Net (loss)                                          $        58      $     8,126
                                                    -----------      -----------
Per share information:
Basic and diluted (loss)
  per common share                                  $    0.0000      $     0.000
                                                    -----------      -----------
Weighted average shares outstanding                  24,301,063       24,199,342
                                                    -----------      -----------





See accompanying notes



BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)


                                                                                                 Inception
                                                     30-Jun-05             30-Jun-04              to date
                                                     -----------------------------------------------------
OPERATING ACTIVITIES
Net Loss                                              11,416)              (275,573)            (4,383,716)
Items not affecting cash:
  Depreciation and amortization                            0                  1,786                      0
Changes in non-cash working capital:
  Accounts receivable                                      0                  3,682
Subscriptions Recievable
  Prepaids and other current assets                        0                 (1,000)                     0
Bank Overdraft                                             0               (123,196)
  Accounts payable and accrued liabilities            11,309)                11,916                116,629
Inventory                                                  0
Payable Related Parties /other                        20,617)               213,357                375,647
                                                     -----------------------------------------------------
Cash flow used by operating activities                43,342)              (169,028)            (3,891,440)
                                                     -----------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                            0                112,068                      0
Additions to Intangible Assets
Deposit on Acquisitions
Investment in Joint Venture                                                                       (335,759)
                                                     -----------------------------------------------------
Cash flow from investing activities                        0                112,068               (335,759)
                                                     -----------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                             98,500                 56,960              4,296,033
Foreign Currency Adjustment
                                                     -----------------------------------------------------
Cash flow from financing activities                   98,500                 56,960              3,960,274
                                                     -----------------------------------------------------

INCREASE IN CASH FLOW                                 55,158                      0                 68,834
CASH - Beginning of period                            13,676                      0                      0
                                                     -----------------------------------------------------
CASH - End of period                                  68,834                      0                 68,834
                                                     -----------------------------------------------------


                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005


1. Basis of presentation
------------------------

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

          Operating costs decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $8,126 in 2004 to $58 in 2005. The costs consisted of: Travel costs (2004), some office costs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures

          At the present time the company does not have a controls and procedures system in place.


PART II  Other Information.
-------  ------------------

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities

         None this quarter

Item 3.  Defaults Upon Senior Securities

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders


         None

Item 5.  Other Information

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None this quarter

(b)      Reports on Form 8-K

         None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BARRINGTON SCIENCES CORPORATION


Date:  May 1, 2007


By: /s/ Lorne Broten
    ----------------
    Lorne Broten
    CFO and Director (Principal Financial Officer)

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