Form 10-K
period 2005-09-30
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended                      Commission file number
        September 30, 2005                               33-27042-NY
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

         (1)  Yes [X] No [ ]                  (2)  Yes [X] No [ ]


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [X]

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2005 was 24,379,977. The aggregate common stock held by non-affiliates on September 30, 2005 was 10,394,036.

                                 FORM 10-K INDEX

                                     PART I


Item 1.  Description of the Business                                          4

Item 2.  Properties                                                           4

Item 3.  Legal Proceedings                                                    4

Item 4.  Submission of Matters to a Vote of Security Holders                  4


                                     PART II

Item 5.  Market for Registrant's Common Equity                                4
           and Related Stockholders Matters

Item 6.  Selected Financial Matters                                           4

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           5

Item 8.  Financial Statements and Supplementary Data                          5

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                             5


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       6

Item 11. Executive Compensation                                               8

Item 12. Security Ownership of Certain Beneficial Owners and Management       8

Item 13. Certain Relationships and Related Transactions                       8

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     9

Financial Statements

Signatures

Officer Certifications

Item 1. Description of the Business
        ---------------------------

GENERAL


The company currently has no business.

The operation in China is discontinued and all activity relating to the rapid test business has stopped.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

                             (A) Stock transactions

The following summarizes stock transactions by the Company during 2004 and 2005.

From October 1, 2004 to September 30, 2005 the company issued 98,500 common shares for $98,500. Total shares outstanding at September 30, 2005 24,379.977 Common Shares. For additional detail see shareholder Equity Section of the financial statements.

Item 6. Selected Financial Data
        -----------------------

                        2005          2004
                        ----          ----
Revenues                   0             0

Loss                 (46,059)     (403,297)

Net Loss Per Share      0.00          0.02

Working Capital     (122,327)     (174,767)


See financial statements and notes for more detail.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

LIQUIDITY.

The Company currently has a short-term liquidity problem, as evidenced by its current working capital deficit of $122,327. However, management believes that it will able to settle all liabilities to management and others by issuing shares or writing off amounts owed.

OPERATIONS.

The Company had no material operations in 2005. In 2005, the Company incurred operating expenses of $46,059. These expenses consisted primarily of $20,400 for consulting fees, $8,882 for travel and write loss on foreign exchange of $10,713.

BUSINESS PLANS FOR 2005/2006

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

Name                           Age    Position
----                           ---    --------

Phil E. Pierce                 76     Chairman, and Director Term expires 2006
                                      Mr. Pierce resigned December 6, 2006

George Moore                   63     President & Chief Executive Officer and
                                      Director Term Expires 2006

Dr. A.E.J. Reynolds            57     Director Term Expires 2006

Lorne Broten C.M.A., CMC       64     CFO and Director Term Expires 2006

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


Dr. A.E.J. Reynolds
-------------------
President ABP Diagnostics Ltd and Director

Dr. Reynolds was with Dixon Group PLC, in the position of the General Sales Manager, Regional Manager and Commercial Manager from 1977 to 1990. From 1990 to 1993 he was Managing Director of Crawford Door Limited and Managing Director of Eco Carpet Tiles (UK) Ltd from 1996 to 1998. Dr. Reynolds is operating a awning business in the UK. Dr, Reynolds has a Master of Business Administration and a Doctor of Business Administration.

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



Section 16(a) Beneficial Ownership Reporting Compliance.

To the best of Registrant's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) during the Company's most recent fiscal year (2005) and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the persons in the following table served as a director or officer of the Company or owned more than 10 percent of any class of Registrant's equity securities during Registrant's fiscal year ended September 30, 2005.

During 2005 and through the date of the filing of this Form 10-K, there has been no trading of the Company's Common Stock or any other securities issued by the Company. Although the Company will continue to voluntarily file Form 10Q's for quarters ending during 2005 and has filed a Form 10-K for 2004, the Company is not aware of any filing by the Directors, Officers or 10% shareholders until after the acquisition of Barrington was closed as of December 31, 2002.

The Company believes that all of its Officers and Directors are now current on their filings of applicable forms.

The following table lists all of the Company Officers, Directors and known 10% or more shareholders during 2005.


Name                Offices Held in 2005                     Forms Filed
-----------------------------------------------------------------------------------
Phil Pearce         Director                                 Form 3, March 26, 2003
                    Resigned as President & Treasurer
                    December 13, 2002.
                    He resigned as Director Dec 6, 2006

George Moore        President & CEO, Director from           Form 3, March 26, 2003
                    Dec. 13, 2002

Charles Payne       VP Investor Relations, Secretary,        Form 3, March 26, 2003
                    Director From Dec 13, 2002
                    He resigned as a Director July 26, 2005

Lorne Broten        CFO, Treasurer Director From             Form 3, March 26, 2003
                    December 13, 2002

Dr. Tony Reynolds   Director from December 13, 2002          Form 3, March 26, 2003



Item 11. Executive Compensation
         ----------------------

The Company did not pay any compensation to its Officers or Directors during 2005.

                                  Annual Compensation                Long-Term Compensation
                              ----------------------------  ----------------------------------------
                                                              Awards                      Payouts
                                                              ------                      -------
                                                 All Other
Name and            Year/                        Compen-    Restricted   Securities
Principle           term of                      sation       Stock      underlying                     All Other
Position            service   Salary     Bonus   (fees)       Awards     SARs/Options   LTIP Payouts    Compensation
--------            -------   ------     -----   ------       ------     ------------   ------------    ------------

George Moore, CEO   2005                         $16,800 *


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

The following table is current as of September 30, 2005.


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

George Moore                         3,749,633*   Note 1                15.4%
15826 - 98th Ave.,
Surrey, BC V4N 2V3

Lorne Broten                         2,289,009**  Note 1                 9.4%
1107 Bennet Dr
Port Coquitlam BC V3C 6H2

Charles Payne                        4,027,126*** Note 1                16.5%
3213 W. Wheeler St PBM 249
Seattle, WA  98199
USA

Dr. Tony Reynolds                    2,195,173                           9.0%
37 Reynolds Wharf, Coalport
Telford
Shropshire, England TF8 77HU

                                    ----------                          -----

All Officers and Directors
  and affiliates as a group         13,985,941                          57.4%

--------------

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


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


Item 14. Principal Accounting Fees and Services
         --------------------------------------

     (1)  Audit Fees

          The audit was not complete until 2006 so there were no fees for the past two years.

          There have been no fees from the Principal Accountant

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

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Barrington Science


We have audited the accompanying balance sheet of Barrington Science as of September 30, 2005, and the related statements of operations, stockholders' equity and cash flows from September 30, 2004 through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Science as of September 30, 2005 and the results of its operations and its cash flows from September 30, 2004, through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant operating losses since inception totaling approximately $4,400,000. In addition, as at September 30, 2005, the Company has a working capital deficit amounting to approximately $65,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 13, 2007

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 o Fax (702) 253-7501

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                   September 30,
                                                                        2005
                                                                    -----------
Current assets:
Cash                                                                $    42,534
                                                                    -----------
      Total current assets                                               42,534

Property and equipment, net of accumulated
  depreciation of $44,521                                                  --

Investment in joint venture                                             335,759
                                                                    -----------


Total assets                                                        $   378,293
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Bank overdraft                                                    $      --
  Accounts payable                                                      107,312
                                                                    -----------
      Total current liabilities                                         107,312

  Loans from related parties                                            393,308
  Minority interest in equity of consolidated subsidiary                   --

 Preferred stock,  $.001 par value
  25,000,000 shares authorized                                             --

 Common stock, $.0001 par value,
  100,000,000 shares authorized, 24,376,977
  shares issued and outstanding                                          24,379
 Additional paid in capital                                           4,271,654
 (Deficit) accumulated during
  development stage                                                  (4,418,360)
                                                                    -----------
                                                                       (122,327)
                                                                    -----------
                                                                    $   378,293
                                                                    ===========


                 See accompanying notes to financial statements.


                    BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                         Years Ended September 30, 2005 and 2004
          For the Period From Inception (August 22, 2001) to September 30, 2005
                                       (Unaudited)

                                                                            Period From
                                                     Years Ended            Inception To
                                                    September 30,           September 30,
                                                2005            2004            2005
                                            ------------    ------------    ------------

 Sales                                      $       --      $       --      $     10,736

 Costs and Expenses
  Cost of sales                                     --              --            17,437
  Selling, general and administrative             46,059         816,586       2,414,377
  Write-down of goodwill                            --           910,249         910,249
  Write-down of intangibles and inventory           --           255,773         812,546
  Write-down of other assets                        --            69,967         233,794
                                            ------------    ------------    ------------
                                                  46,059       2,052,575       4,388,403
                                            ------------    ------------    ------------

(Loss) from operations                           (46,059)     (2,052,575)     (4,377,667)

Other income (expense)
  Interest expense                                  --           (35,123)        (40,693)
                                            ------------    ------------    ------------
                                                    --           (35,123)        (40,693)

Net (loss)                                  $    (46,059)   $ (2,087,698)   $ (4,418,360)
                                            ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $      (0.00)   $      (0.09)
                                            ============    ============

Weighted average shares outstanding           24,379,977      24,278,477
                                            ============    ============


                     See accompanying notes to financial statements.


                            BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                                      (A Development Stage Company)
                              Statement of Changes in Stockholders' Equity
                             For The Years Ended September 30, 2005 and 2004


                                                Common Stock           Additional
                                         --------------------------      Paid-in
             ACTIVITY                      Shares         Amount         Capital        Deficit          Total
                                         -----------    -----------    -----------    -----------    -----------

Balance at inception (August 22, 2001)          --      $      --      $      --      $      --      $      --

Shares issued for cash prior to
 reverse acquisition                      14,120,332         14,120        580,419                       594,539

Shares issued for acquisitions
 May 2002 at $.31 per share                4,552,570          4,553      1,420,306                     1,424,859

Shares issued for debt conversion
 In September 2002 at $1.22 per share        952,344            952      1,162,117                     1,163,069

Net loss for the year ended
  September 30, 2002                                                                   (1,881,306)    (1,881,306)
                                         -----------    -----------    -----------    -----------    -----------
Balance September 30, 2002                19,625,246         19,625      3,162,842     (1,881,306)     1,301,161

Shares issued for cash:
  October 2002 at $.48 per share             743,796            744        361,632                       362,376
  January 2003 at $.75 per share             533,333            533        399,467                       400,000
  March 2003 at $1.00 per share                8,066              8          8,058                         8,066
  April 2003 at $1.00 per share               11,714             12         11,702                        11,714
  May 2003 at $1.00 per share                 15,000             15         14,985                        15,000
  June 2003 at $1.00 per share                12,500             13         12,488                        12,500
  July 2003 at $1.00 per share                15,000             15         14,985                        15,000

Shares issued for services in
              2003 & $.75 per share           91,266             91         68,359                        68,450

Shares issued for reverse merger with
  Financial Express Corporation            3,744,701          3,745         (3,745)                         --

Shares reacquired and cancelled             (644,105)          (644)           644

Net loss for the year ended
  September 30, 2003                                                                   (2,087,698)    (2,087,698)
                                         -----------    -----------    -----------    -----------    -----------
Balance September  30, 2003               24,156,517    $    24,157    $ 4,051,416    $(3,969,004)   $   106,569


Shares Issued for Cash
  October 2003                                 5,000              5          4,995
  November 2003                               32,460             32         32,428
  December 2003                               19,500             19         19,481
  April 2004                                   5,000              5          4,995
  July 2004                                   45,000             45         44,955
  September 2004                              15,000             15         14,985
  Issues for Finders fees                      3,000              3             (3)
Net Loss for the year ended
  September 30, 2004                                                                     (403,297)
                                         -----------    -----------    -----------    -----------    -----------
                                          24,281,477         24,281      4,173,252     (4,372,301)      (174,768)
                                         -----------    -----------    -----------    -----------    -----------


Shares Issued for Cash
  November 2004                                8,000              8          7,992
  March 2005                                  40,500             40         40,460
  June 2005                                   50,000             50         49,950
                                         -----------    -----------    -----------
                                              98,500             98         98,402
                                         -----------    -----------    -----------
Net Loss for the year ended
  September 30, 2005                                                                      (46,059)

                                          24,379,977         24,379      4,271,654    $(4,418,360)   $  (122,327)
                                         ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.


                    BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
                          Consolidated Statements of Cash Flows
                         Years Ended September 30, 2005 and 2004
          For the Period From Inception (August 22, 2001) to September 30, 2005

                                                                               Period From
                                                        Years Ended            Inception To
                                                        September 30,          September 30,
                                                    2005           2004           2005
                                                 -----------    -----------    -----------


Net income (loss)                                $   (46,059)   $  (403,297)   $(4,418,360)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                   --             --             --
   Depreciation                                         --          (44,521)          --
   Asset impairment losses                              --          162,949           --
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                  --             --             --
   Inventory                                            --             --             --
   Prepaid expenses                                     --             --             --
   Recoverable tax credit                               --             --             --
   Deferred charges                                     --             --             --
Increase (decrease) in:                                 --
   Accounts payable                                  (20,626)        21,486        107,312
   Bank overdraft                                       --         (132,706)          --
                                                 -----------    -----------    -----------
  Total adjustments                                  (20,626)         7,208        107,312
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   operating activities                              (66,685)      (396,089)    (4,311,048)

Cash flows from investing activities:
   Acquisition of property & equipment                  --             --             --
   Investment in joint venture (loss)                   --           64,241       (335,759)
   Additions to intangible assets                       --             --             --
   Purchase of bank indebtedness of subsidiary          --             --             --
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                                 --           64,241       (335,759)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                 98,500        121,960      4,296,033
   Loans from related parties                         (2,956)       219,882        393,308
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                               95,543        341,842      4,689,341
                                                 -----------    -----------    -----------

Increase (decrease) in cash                           28,858          9,994         42,534
Cash and cash equivalents,
 beginning of period                                  13,676          3,682           --
                                                 -----------    -----------    -----------
Cash and cash equivalents,
 end of period                                   $    42,534    $    13,676    $    42,534
                                                 ===========    ===========    ===========


                                           14

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

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


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going Concern
     -------------

     The Company experienced significant operating losses since inception totaling approximately $4,400,000. In addition, as at September 30, 2005, the Company has a working capital deficit amounting to approximately $65,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

     Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the amounts of Barrington Sciences Corporation and the following subsidiaries:

     ABP Diagnostics Ltd.
     Fluid Seperation Ltd. (ABP Diagnostics Ltd. owns 70%)
     Barrington Sciences Corporation SDN BHD

     All material inter-company accounts and transactions have been eliminated. As at September 30, 2005 all subsidiaries ceased operations and have become inactive.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

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

     Net (Loss) per Share
     --------------------

     The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effect on net (loss) per share is excluded.

     Disclosure about Fair Value of Financial Instruments
     ----------------------------------------------------

     The Company estimates that the fair value of all financial instruments as of September 30, 2005 and 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

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

     New Accounting Standards
     ------------------------

     Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                 (U.S. DOLLARS)


NOTE 3   REVERSE ACQUISTION

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

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                 (U.S. DOLLARS)


NOTE 4   DEFERRED CHARGES

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


NOTE 5 INVESTMENT IN WEIHAI BARRINGTON BIOLOGICAL ENGINERRING CO. LTD. (JOINT VENTURE)

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

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                 (U.S. DOLLARS)


NOTE 6   ACQUISITION OF ABP DIAGNOSTIC LTD.

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
                                              ----------

                                              $1,720,934
                                              ==========


NOTE 7   RELATED PARTY TRANSATIONS

                                       2005       2004

     Due to directors and officers   $393,309   $396,266
                                     ========   ========

     The amounts due to directors and officers are non-interest bearing and have no set terms of repayment.

     During the years, the Company, pursuant to the terms of various management and service agreements, paid or made provision in the accounts for the payments of the following amounts to its directors and officers.

                                       2005       2004

     Management fees                 $ 16,800   $ 60,000
     Consulting fees                    3,600     47,312
                                     --------   --------

                                     $ 20,400   $107,312
                                     ========   ========

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

                                 (U.S. DOLLARS)


NOTE 8   COMPARITIVE FIGURES

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