Form 10-Q
period 2005-12-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the First quarter ended                               Commission file number
December 31, 2005                                              33-27042-NY
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

      (1)  Yes X      No                (2)  Yes  X      No
             -----       -----                  -----      -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ]   N [   ]



The number of shares of the Common Stock of the registrant outstanding as of December 31, 2005 was 24,379,977. The aggregate common stock held by non-affiliates on December 31, 2005 was 10,394,036.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX

                                                                        Page No.
Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements
------   ---------------------

Independent Registered Auditors Report                                     4

Balance Sheet - at December 31, 2005                                       5

Statements of Operations - for the
      quarters ended December, 2005 and December 31, 2004                  6

Statement of Cash Flows - for the
      Quarters ended December 31, 2005 and 2004                            8

Notes to Financial Statements                                              9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

Item 4.  Controls and Procedures                                          10


                          Part II. Other Information
                          -------  -----------------

Item 1.  Submission of Matters to a Vote of Security Holders              10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of December 31, 2005, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007





             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 Fax: (702)253-7501

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
Balance Sheet
As at December 31, 2005

Current assets:
  Cash                                                                   24,726
                                                                     ----------
      Total current assets                                               24,726
                                                                     ----------

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        360,485
                                                                     ----------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                              105,760
                                                                     ----------
Payable to Related parties                                              377,157
                                                                     ----------
                                                                        482,917
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized; 24,379977 issued
    and outstanding                                                      24,379
  Additional paid in Capital                                          4,271,654
                                                                     ----------
  Losses accumulated during the                                       4,296,033
                                                                     ----------
    development stage                                                (4,418,465)

       Total stockholders' equity                                      (122,432)
                                                                     ----------
Total liabilities and stockholders' equity                              360,485
                                                                     ----------



See accompanying notes


The Financial Statements have been prepared by Management

BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the three months ended December 31, 1005 and 2004



                                                                      Period
                                                                                                           Inception To
                                                Oct to Dec 05      Oct to Dec 04     To Sept 30, 2005      Dec 31, 2005
                                                -------------      -------------     ----------------      ------------

Sales                                          $       --                              $     10,736        $     10,736

Costs and Expenses
  Cost of sales                                        --                17,437              17,437
  Selling, general and administrative                   105               3,233           2,414,377           2,414,482
  Write-down of goodwill                            910,249             910,249
  Write-down of intangibles and inventory              --               812,546             812,546
  Write-down of other assets                           --                  --               233,794             233,794
                                               ------------------------------------------------------------------------

                                                        105               3,233           4,377,667           4,377,772
                                               ------------------------------------------------------------------------

(Loss) from operations                                 (105)             (3,233)          4,377,667          (4,377,772)

Other income (expense)
  Interest expense                                     --                  --               (40,693)            (40,693)
                                               ------------------------------------------------------------------------
                                                                           --               (40,692)            (40,692)

Net (loss)                                     $       (105)       $     (3,233)       $  4,418,360        $ (4,418,465)
                                               ============        ============        ============        ============

Per share information:
Basic and diluted (loss)
  per common share                             $     (0.000)       $     (0.010)       $      (0.18)
                                               ============        ============        ============

Weighted average shares outstanding              24,379,977          24,278,477          24,379,977
                                               ============        ============        ============




BARRINGTON SCIENCES CORPORATION
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the three months ended  December 3, 2005 and 2004
(Unaudited)

                                                                                                                      Inception
                                                               Dec 05            Dec 04         To Sept 30,2005        to date
                                                  -----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                         (105)           (3,233)          (4,418,360)        (4,418,465)
Items not affecting cash:                                                                                                     0
  Services provided for common stock                                                                       0                  0
  Depreciation and amortization                                     0                 0                    0                  0
  Asset imparment loss                                                                                     0                  0
Changes in non-cash working capital:                                                                                          0
  Accounts receivable                                               0                 0                    0                  0
Subscriptions Recievable                                                                                                      0
  Prepaids and other current assets                                 0                 0                    0                  0
Bank Overdraft                                                      0                 0                                       0
  Accounts payable and accrued liabilities                       (327)          (10,935)              107,312            105,760
Inventory                                                                                                  0                  0
Payable Related Parties /other                                      0                 0                    0                  0
                                                  -----------------------------------------------------------------------------
Cash flow used by operating activities                           (432)          (14,168)          (4,311,048)        (4,312,705)
                                                  -----------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                                                                            0                  0
Additions to Intangible Assets                                                                             0                  0
Disposal of Fixed Assets                                                                                                      0
Investment in Joint Venture                                                                         (335,759)          (335,759)
Purchase of Bank Indebtedness from susiduary                                                               0                  0
                                                  -----------------------------------------------------------------------------
Cash flow from investing activities                                 0                 0             (335,759)          (335,759)
                                                  -----------------------------------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                                           0             8,000            4,296,033          4,296,033
Loans from related parties                                   (17,376)             2,006              393,309            377,157
                                                  -----------------------------------------------------------------------------
Cash flow from financing activities                          (17,376)            10,006            4,689,342          4,673,190
                                                  -----------------------------------------------------------------------------

INCREASE IN CASH FLOW                                        (17,808)           (4,162)               42,534             24,726
CASH - Beginning of period                                     42,534            13,676                                       0
                                                  -----------------------------------------------------------------------------
CASH - End of period                                           24,726             9,514               42,534             24,726
                                                  -----------------------------------------------------------------------------

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2005


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

          (b) Liquidity and capital resources

          Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2005 and 2004 for the first quarter.

          Operating costs decreased as the company curtailed operations due to cash constraints. Total operating costs reduced from $3,233 in 2004 to $105 in 2005. The costs consisted of: Travel costs (2004), some office costs.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures

          At the present time the company does not have any control procedures in place.


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

BARRINGTON SCIENCES CORPORATION

By: /s/ Lorne Broten                            Date:  May 1, 2007
    ----------------                                   -----------
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