Form 10-Q
period 2006-03-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Second quarter ended                           Commission file number
March 31, 2006                                         33-27042-NY
----------------------------                           -----------------------


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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2006 was 24,379,977. The aggregate common stock held by non-affiliates on March 31, 2006 was 11,148,989.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements

Independent Registered Auditors Report                                     4

Balance Sheet - at March 31, 2006                                          5

Statements of Operations - for the
  period ended March 31, 2006 and
  March 31, 2005                                                         6 - 7

Statement of Cash Flows - for the
  Period ended March 31, 2006
  and 2005                                                                 8

Notes to Financial Statements                                              9

Item 2.  Management's Discussion and Analysis
  of Financial Condition and Results of Operations                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        10

Item 4.  Controls and Procedures                                           10

                          Part II. Other Information

Item 1.  Submission of Matters to a
             Vote of Security Holders                                      10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of March 31, 2006, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


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


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007





             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 o Fax: (702)253-7501

                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                 Balance Sheet
                              As at March 31, 2006

Current assets:
  Cash                                                                    3,520
                                                                     ----------

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        339,279
                                                                     ----------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                              102,860
                                                                     ----------
Payable to Related parties                                              360,069
                                                                     ----------
                                                                        462,929
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
  100,000,000 authorized; 24,329,477 issued
    and outstanding                                                      24,329
  Additional paid in Capital                                          4,271,704
                                                                     ----------
                                                                      4,296,033
                                                                     ----------
  Losses accumulated during the
    development stage                                                (4,419,683)

       Total stockholders' equity                                      (123,650)
                                                                     ----------
Total liabilities and stockholders' equity                              339,279
                                                                     ----------


See accompanying notes


                                         BARRINGTON SCIENCES CORPORATION
                                         (A development stage enterprise)
                                              STATEMENTS OF OPERATIONS
                                  For the six months ended March 31, 2006 and 2005

                                                                                                         Period From
                                                     Period Oct 1 to                                     Inception To
                                              March 2006          March 2005         To Sept 30/05       March 31, 06
                                              ----------          ----------         -------------       ------------

 Sales                                       $       --          $       --          $     10,736        $     10,736
  Cost of sales                                      --                  --                17,437              17,437
  Selling, general and administrative               1,323               9,443           2,414,377           2,415,700
  Write-down of goodwill                             --                  --               910,249             910,249
  Write-down of intangibles and inventory            --                  --               812,546             812,546
  Write-down of other assets                         --                  --               233,794             233,794
                                             ------------        ------------        ------------        ------------
                                                    1,323               9,443           4,388,403           4,389,726
                                             ------------        ------------        ------------        ------------
(Loss) from operations                             (1,323)             (9,443)         (4,377,667)         (4,378,990)
Other income (expense)
  Interest expense                                   --                  --               (40,693)            (40,693)
                                             ------------        ------------        ------------        ------------
                                                     --                  --               (40,693)            (40,693)
                                             ------------        ------------        ------------        ------------
Net (loss)                                   $     (1,323)       $     (9,443)       $ (4,418,360)       $ (4,419,683)
                                             ------------        ------------        ------------        ------------
Per share information:
Basic and diluted (loss)
  per common share                           $      (0.00)       $     (0.000)       $      (0.18)       $      (0.18)
                                             ------------        ------------        ------------        ------------

Weighted average shares outstanding            24,379,977          24,329,477          24,379,977          24,379,977
                                             ------------        ------------        ------------        ------------


See accompanying notes



                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2006 and 2005

                                                      Quarter          Quarter
                                                     March 2006       March 2005
                                                    -----------      -----------
 Sales                                              $      --        $      --
  Cost of sales                                            --
  Selling, general and administrative                     1,323            9,443
  Write-down of other assets                               --               --
                                                    -----------      -----------
(Loss) from operations                                    1,323            9,443
                                                    -----------      -----------
Net (loss)                                          $     1,323      $     9,443
Per share information:
Basic and diluted (loss)
  per common share                                  $     0.000      $     0.000
                                                    -----------      -----------

Weighted average shares outstanding                  24,379,977       24,329,477
                                                    -----------      -----------

See accompanying notes




                         BARRINGTON SCIENCES CORPORATION
                         (A development stage enterprise)
                             STATEMENTS OF CASH FLOWS
                 For the six months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                          Inception
                                             31-Mar-06     31-Mar-05       to date
                                             ----------    ----------    ----------
OPERATING ACTIVITIES
Net Loss                                         (1,323)       (9,443)   (4,419,683)
Items not affecting cash:
  Depreciation and amortization                       0             0
Changes in non-cash working capital:
  Accounts receivable                                 0             0
Subscriptions Recievable
  Prepaids and other current assets                   0             0
Bank Overdraft                                        0             0
  Accounts payable and accrued liabilities       (3,227)      (14,078)      102,860
Inventory                                                                         0
Payable Related Parties /other                  (34,464)       (8,961)      360,069
                                             ----------    ----------    ----------
Cash flow used by operating activities          (39,014)      (32,482)   (3,956,754)
                                             ----------    ----------    ----------

INVESTING ACTIVITIES
Purchase of capital assets/ Sale                      0             0
Additions to Intangible Assets
Deposit on Acquisitions
Investment in Joint Venture                                                (335,759)
                                             ----------    ----------    ----------
Cash flow from investing activities                   0             0      (335,759)
                                             ----------    ----------    ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                             0        48,500     4,296,033
Foreign Currency Adjustment                           0                           0
                                             ----------    ----------    ----------
Cash flow from financing activities                   0        48,500     3,960,274
                                             ----------    ----------    ----------

INCREASE IN CASH FLOW                           (39,014)       16,018         3,520
CASH - Beginning of period                       42,534        13,675             0
                                             ----------    ----------    ----------
CASH - End of period                              3,520        29,693         3,520
                                             ----------    ----------    ----------

See accompanying notes

                                        8

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2006


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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations
-------------------------------------------------------------------------------

     (a) Plan of Operation

          The Company has generated no revenues from its operations and has been a development stage enterprise since inception.

          The company has discontinued the joint venture in China and is in the process of bringing all filings current in order to attract an operation to vend into it.

          (b) Liquidity and capital resources Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2005 and 2004 for the third quarter. Operating costs decreased as the company curtailed all activities due to cash constraints. Total operating costs reduced from $9,443 in 2005 to $1,323 in 2005. The costs consisted of: Travel costs (2005), some office costs.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

     None. The Company does not hold any material market risk sensitive instruments.


Item 4. Controls and Procedures
-------------------------------

The company has no control procedures at this time.




PART II  Other Information.


Item 1. Legal Proceedings.
--------------------------

     None

Item 2. Changes in Securities
-----------------------------

     None this quarter

Item 3. Defaults Upon Senior Securities

     (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None


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

BARRINGTON SCIENCES CORPORATION


By: /s/ Lorne Broten                  Date: May 1, 2007
--------------------
CFO and Director (Principal Financial Officer)

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