Form 10-Q
period 2006-06-30
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Third quarter ended                            Commission file number
June 30, 2006                                          33-27042-NY
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]


The number of shares of the Common Stock of the registrant outstanding as of June 30, 2006 was 24,379,977. The aggregate common stock held by non-affiliates on June 30, 2006 was 11,148,989.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements

Independent Registered Auditors Report                                       4

Balance Sheet - at June 30, 2006                                             5

Statements of Operations - for the
  quarters ended June 30, 2006 and
  June 30, 2005                                                            6-7

Statement of Cash Flows - for the
  Quarters ended June 30, 2006
  and 2005                                                                   8

Notes to Financial Statements                                                9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10

Item 4.  Controls and Procedures                                            10

                           Part II. Other Information

Item 1.  Submission of Matters to a
            Vote of Security Holders                                        10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults Upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

                           MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of June 30, 2006, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007





             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 o Fax: (702)253-7501

                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                 Balance Sheet
                              As at June 30, 2006

Current assets:
  Cash                                                                    1,481
  Prepaid and other current assets                                         --
                                                                     ----------
      Total current assets                                                1,481
                                                                     ----------

Investment in Joint Venture                                             335,759
                                                                     ----------
    Total assets                                                        337,240
                                                                     ----------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                              102,860
                                                                     ----------
Payable to Related parties                                              358,069
                                                                     ----------
Total Liabilities                                                       460,929
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized; 24,379,977 issued
    and outstanding                                                      24,379
  Additional paid in Capital                                          4,271,654
                                                                     ----------
                                                                      4,296,033
  Losses accumulated during the
    development stage                                                (4,419,722)
                                                                     ----------

       Total stockholders' equity                                      (123,689)
                                                                     ----------
Total liabilities and stockholders' equity                              337,240
                                                                     ==========

See accompanying notes

Note
The Financial Statements have been prepared by Management


                                   BARRINGTON SCIENCES CORPORATION
                                   (A development stage enterprise)
                                       STATEMENTS OF OPERATIONS
                            For the six months ended June 30, 2006 and 2005

                                                                  Period                                 From
                                            Oct 2005 to        October 2004         Inception        Inception To
                                             June 2006           June 2005        To Sept 30/05      June 30, 2006
                                             ---------           ---------        -------------      -------------

 Sales                                                                            $     10,736        $     10,736
  Cost of sales                                                                         17,437              17,437
  Selling, general and administrative              1,363             11,416          2,414,377           2,415,740
  Write-down of goodwill                                                               910,249             910,249
  Write-down of intangibles and inventory                                              812,546             812,546
  Write-down of other assets                        --                 --              233,794             233,794
                                            ------------       ------------       ------------        ------------
                                                   1,363             11,416          4,388,403           4,389,766
(Loss) from operations                             1,363             11,416          4,377,667           4,379,030
                                            ------------       ------------       ------------        ------------
Other income (expense)
  Interest expense                                  --                 --              (40,692)            (40,692)
                                            ------------       ------------       ------------        ------------
Net (loss)                                  $      1,363       $     11,416       $  4,418,359        $  4,419,722
                                            ============       ============       ============        ============
Per share information:
Basic and diluted (loss)
  per common share                          $       0.00       $       0.00       $       0.18        $      (0.18)
                                            ============       ============       ============        ============

Weighted average shares outstanding           24,379,977         24,301,063         24,379,977          24,379,977
                                            ============       ============       ============        ============


See accompanying notes


                         BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2006 and 2005

                                                      Quarter          Quarter
                                                     June 2006        June 2005
                                                    -----------      -----------
 Sales                                              $      --        $      --
  Selling, general and administrative                        39               58
  Write-down of other assets                               --               --
                                                    -----------      -----------
(Loss) from operations                                       39               58
Other income (expense)
  Interest expense                                         --               --
                                                    -----------      -----------
Net (loss)                                          $        39      $        58
                                                    ===========      ===========
Per share information:
Basic and diluted (loss)
  per common share                                  $    0.0000      $     0.000
                                                    ===========      ===========
Weighted average shares outstanding                  24,379,977       24,301,063
                                                    ===========      ===========


See accompanying notes


                         BARRINGTON SCIENCES CORPORATION
                         (A development stage enterprise)
                             STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2006 and 2005
                                    (Unaudited)

                                                                         Inception
                                             30-Jun-06     30-Jun-05      to date
                                             ----------    ----------    ----------
OPERATING ACTIVITIES
Net Loss                                         (1,362)      (11,416)   (4,419,722)
Items not affecting cash:
  Depreciation and amortization                       0             0             0
Changes in non-cash working capital:
  Accounts receivable                                 0             0
Subscriptions Recievable
  Prepaids and other current assets                   0             0             0
Bank Overdraft                                        0             0
  Accounts payable and accrued liabilities       (3,227)      (11,309)      102,860
Inventory                                                                         0
Payable Related Parties /other                  (36,464)      (20,617)      358,069
                                             ----------    ----------    ----------
Cash flow used by operating activities          (41,053)      (43,342)   (3,958,793)
                                             ----------    ----------    ----------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                       0             0             0
Additions to Intangible Assets
Deposit on Acquisitions
Investment in Joint Venture                                                (335,759)
                                             ----------    ----------    ----------
Cash flow from investing activities                   0             0      (335,759)
                                             ----------    ----------    ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                             0        98,500     4,296,033
Foreign Currency Adjustment
                                             ----------    ----------    ----------
Cash flow from financing activities                   0        98,500     3,960,274
                                             ----------    ----------    ----------

INCREASE IN CASH FLOW                           (41,053)       55,158         1,481
CASH - Beginning of period                       42,534        13,676             0
                                             ----------    ----------    ----------
CASH - End of period                              1,481        68,834         1,481
                                             ----------    ----------    ----------


See accompanying notes

                                         8

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2006


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

          (b) Liquidity and capital resources Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2005 and 2006 for the third quarter. Operating costs decreased as the company curtailed all activities due to cash constraints. Total operating costs reduced from $58 in 2005 to $39 in 2006. The costs consisted of: some office costs.


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

BARRINGTON SCIENCES CORPORATION


By: /s/ Lorne Broten              Date:  May 1, 2007
----------------------
Lorne Broten
CFO and Director (Principal Financial Officer)

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