Form 10-K
period 2006-09-30
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended                      Commission file number
        September 30, 2006                               33-27042-NY
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of September 30, 2006 was 24,379,977. The aggregate common stock held by non-affiliates on September 30, 2006 was 11,148,989.

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


Financial Statements

Signatures

Officer Certifications

Item 1. Description of the Business
        ---------------------------


GENERAL

The company currently has no business operations.

The joint venture in China was discontinued and wound up. The assets were distributed to the joint venture partners. All activity associated with the rapid test business in China and elsewhere has been stopped.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------

                             (A) Stock transactions

The following summarizes stock transactions by the Company during 2005 and 2006.

From October 1, 2005 to September 30, 2006 the company did not issue any shares. Total shares outstanding at September 30, 2005 24,379.977 Common Shares. For additional detail see shareholder Equity Section of the financial statements.


Item 6. Selected Financial Data
        -----------------------

                      2006          2005
                      ----          ----
Revenue                    0             0

Profit (Loss)        233,474        46,059

Per Share               0.01          0.00

Working Capital      111,147      (122,327)


See financial statements and notes for more detail.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ----------------------

LIQUIDITY.

The company wrote off all amounts owing to management. The working capital position at Sept 30, 2006 is $111,147.00

OPERATIONS.

The Company had no material operations in 2006.


BUSINESS PLANS FOR 2006/2007

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


Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     None



Item 9A. Controls and Procedures
         -----------------------

Currently the company does not have established controls or procedures. However it will establish them at the appropriate time once it has a business.

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

Name                            Age    Position
----                            ---    --------

Phil E. Pierce                  76     Chairman, and Director Term expires 2006
                                       Mr. Pierce resigned December 6, 2006

George Moore                    64     President & Chief Executive Officer and
                                       Director Term Expires 2006

Dr. A.E.J. Reynolds             57     Director Term Expires 2006

Lorne Broten C.M.A., CMC        65     CFO and Director Term Expires 2006

Jim Lambright                          Director

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


Dr. A.E.J. Reynolds
-------------------
Director

Dr. Reynolds was with Dixon Group PLC, in the position of the General Sales Manager, Regional Manager and Commercial Manager from 1977 to 1990. From 1990 to 1993 he was Managing Director of Crawford Door Limited and Managing Director of Eco Carpet Tiles (UK) Ltd from 1996 to 1998. Dr. Reynolds currently operates an awning manufacturing company in the UK that is owned by him. Dr, Reynolds has a Master of Business Administration and a Doctor of Business Administration.

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

Jim Lambright
-------------
Director

Jim Lambright is best known for his long association with the University of Washington football program. Jim played for the Huskies from 1960-1965, and graduated with a degree in education. During the 1993-1998 seasons, Jim Lambright was the Head Coach of the Husky football team. He won one Pac-10 title and led his teams to four post-season bowl games.

After his coaching career he joined Lou Tice and The Pacific Institute as a Vice President and Keynote speaker, encouraging and challenging people to build strong work teams through communication, dedication, commitment, and trust. Building a team on the field requires the same elements as building a team on the production floor, in an office, or in the boardroom


Section 16(a) Beneficial Ownership Reporting Compliance.

To the best of Registrant's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) during the Company's most recent fiscal year (2006) and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the persons in the following table served as a director or officer of the Company or owned more than 10 percent of any class of Registrant's equity securities during Registrant's fiscal year ended September 30, 2006.

During 2006 and through the date of the filing of this Form 10-K, there has been no trading of the Company's Common Stock or any other securities issued by the Company. Although the Company will continue to voluntarily file Form 10-Q's for quarters ending during 2006 and a Form 10-K for 2005, the Company is not aware of any filing by the Directors, Officers or 10% shareholders until after the acquisition of Barrington was closed as of December 31, 2002.

The Company believes that all of its Officers and Directors are now current on their filings of applicable forms.

The following table lists all of the Company Officers, Directors and known 10% or more shareholders during 2006.


Name                Offices Held in 2006                     Forms Filed
-----------------------------------------------------------------------------------
Phil Pearce         Director                                 Form 3, March 26, 2003
                    He resigned as Director Dec 6, 2006
George Moore        President & CEO, Director from           Form 3, March 26, 2003
                    Dec. 13, 2002
Charles Payne       VP Investor Relations, Secretary,        Form 3, March 26, 2003
                    Director from Dec 13, 2002
                    He resigned as a Director July 26, 2005
Lorne Broten        CFO, Treasurer Director from             Form 3, March 26, 2003
                    December 13, 2002
Dr. Tony Reynolds   Director from December 13, 2002          Form 3, March 26, 2003
Jim Lambright       Director from March 31, 2006


Item 11. Executive Compensation
         ----------------------

The Company did not pay any compensation to its Officers or Directors during 2006.

                                  Annual Compensation                Long-Term Compensation
                              ----------------------------  ----------------------------------------
                                                              Awards                      Payouts
                                                              ------                      -------
                                                 All Other
Name and            Year/                        Compen-    Restricted   Securities
Principle           term of                      sation       Stock      underlying                     All Other
Position            service   Salary     Bonus   (fees)       Awards     SARs/Options   LTIP Payouts    Compensation
--------            -------   ------     -----   ------       ------     ------------   ------------    ------------

George Moore, CEO   2006                         0 *

----------
     * Consulting fees.

The Chief Executive Officer has not received any compensation, including any options or other rights to acquire any stock or other interest in the Company.
Neither the Chief Executive Officer nor any other executive officer or Director of the Company holds any such rights as of the date of this Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table is current as of September 30, 2006.



Name and address of                          Number of Shares of     Percentage
beneficial owner                             Common Stock Owned     Of Ownership
--------------------------------             ------------------     ------------

George Moore *                                 3,749,883 Note 1         15.4%
15286 - 98th Ave
Surrey, BC  V$N 2V3

Lorne Broten **                                 2,289,009 Note 1         9.39%
1107 Bennet Drive
Port Coquitlam, BC V3C6H2

Charles Payne ***                               3,963,925 Note 1        16.23%
3213 W. Wheeler Street
PBM 249
Seattle, WA 98199

Dr. Tony Reynolds                               2,195,173                9.0%
37 Reynolds Warf, Coalport
Tetford Shropshire, England TF8 77HU

Jim Lambright                                   1,032,998                4.2%
16319 - 170th Avenue
Woodinville, WA 98072


All Officers and Directors and affiliates      13,230,988               54.3%
as a group

----------
* Anne Moore his wife owns 708,000. The balance of the shares are held George
Moore.

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

                                        8

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


Item 14. Principal Accounting Fees and Services
         --------------------------------------

     (1)  Audit Fees

          The audit fees for the past three years were $12,000.00 that amounts to $4,000.00 per year.

          There have been no other fees from the Principal Accountant

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

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Barrington Science


We have audited the accompanying balance sheet of Barrington Science as of September 30, 2006, and the related statements of operations, stockholders' equity and cash flows through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Science as of September 30, 2006 and the results of its operations and its cash flows through September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 13, 2007


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 o Fax (702) 253-7501

                BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                   September 30,
                                                                        2006
                                                                    -----------
Current assets:
Cash                                                                $   259,007
                                                                    -----------
      Total current assets                                              259,007

Property and equipment, net of accumulated
  depreciation of $44,521                                                  --

Investment in joint venture                                                --
                                                                    -----------


Total assets                                                        $   259,007
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Bank overdraft                                                    $      --
  Accounts payable                                                      147,860
                                                                    -----------
      Total current liabilities                                         147,860

  Loans from related parties                                               --
  Minority interest in equity of consolidated subsidiary                   --

 Preferred stock,  $.001 par value
  25,000,000 shares authorized                                             --

 Common stock, $.0001 par value,
  100,000,000 shares authorized, 24,376,977
  shares issued and outstanding                                          24,379
 Additional paid in capital                                           4,271,654
 (Deficit) accumulated during
  development stage                                                  (4,184,886)
                                                                    -----------
                                                                        111,147
                                                                    -----------
                                                                    $   259,007
                                                                    ===========


                 See accompanying notes to financial statements.


                    BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                              (A Development Stage Company)
                          Consolidated Statements of Operations
                         Years Ended September 30, 2006 and 2005
          For the Period From Inception (August 22, 2001) to September 30, 2006
                                       (Unaudited)

                                                                            Period From
                                                    Years Ended             Inception To
                                                    September 30,           September 30,
                                                2006            2005            2006
                                            ------------    ------------    ------------

 Sales                                      $       --      $       --      $     10,736

 Costs and Expenses
  Cost of sales                                     --              --            17,437
  Selling, general and administrative           (233,474)         46,059       2,180,903
  Write-down of goodwill                            --              --           910,249
  Write-down of intangibles and inventory           --              --           812,546
  Write-down of other assets                        --              --           233,794
                                            ------------    ------------    ------------
                                                (233,474)         46,059       4,154,929
                                            ------------    ------------    ------------

Profit (Loss) from operations                    233,474         (46,059)     (4,144,193)

Other income (expense)
  Interest expense                                  --              --           (40,693)
                                            ------------    ------------    ------------
                                                    --              --           (40,693)

Net (loss)                                  $    233,474    $    (46,059)   $ (4,184,886)
                                            ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $       0.01    $      (0.00)
                                            ============    ============

Weighted average shares outstanding           24,379,977      24,278,477
                                            ============    ============


                     See accompanying notes to financial statements.


                                   BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                                            (A Development Stage Company)
                                     Statement of Changes in Stockholders' Equity
                                   For The Years Ended September 30, 2006 and 2005


                                                 Common Stock             Additional
                                         ----------------------------      Paid-in
             ACTIVITY                       Shares          Amount         Capital         Deficit          Total
                                         ------------    ------------    ------------    ------------    ------------

Balance at inception (August 22, 2001)           --      $       --      $       --      $       --      $       --

Shares issued for cash prior to
 reverse acquisition                       14,120,332          14,120         580,419                         594,539

Shares issued for acquisitions
 May 2002 at $.31 per share                 4,552,570           4,553       1,420,306                       1,424,859

Shares issued for debt conversion
 In September 2002 at $1.22 per share         952,344             952       1,162,117                       1,163,069

Net loss for the year ended
  September 30, 2002                                                                       (1,881,306)     (1,881,306)
                                         ------------    ------------    ------------    ------------    ------------
Balance September 30, 2002                 19,625,246          19,625       3,162,842      (1,881,306)      1,301,161

Shares issued for cash:
  October 2002 at $.48 per share              743,796             744         361,632                         362,376
  January 2003 at $.75 per share              533,333             533         399,467                         400,000
  March 2003 at $1.00 per share                 8,066               8           8,058                           8,066
  April 2003 at $1.00 per share                11,714              12          11,702                          11,714
  May 2003 at $1.00 per share                  15,000              15          14,985                          15,000
  June 2003 at $1.00 per share                 12,500              13          12,488                          12,500
  July 2003 at $1.00 per share                 15,000              15          14,985                          15,000

Shares issued for services in
  2003 & $.75 per share                        91,266              91          68,359                          68,450

Shares issued for reverse merger with
  Financial Express Corporation             3,744,701           3,745          (3,745)                           --

Shares reacquired and cancelled              (644,105)           (644)            644

Net loss for the year ended
  September 30, 2003                                                                       (2,087,698)     (2,087,698)
                                         ------------    ------------    ------------    ------------    ------------
Balance September  30, 2003                24,156,517    $     24,157    $  4,051,416    $ (3,969,004)   $    106,569


Shares Issued for Cash
  October 2003                                  5,000               5           4,995
  November 2003                                32,460              32          32,428
  December 2003                                19,500              19          19,481
  April 2004                                    5,000               5           4,995
  July 2004                                    45,000              45          44,955
  September 2004                               15,000              15          14,985
  Issues for Finders fees                       3,000               3              (3)
Net Loss for the year ended
  September 30, 2004                                                                         (403,297)
                                         ------------    ------------    ------------    ------------    ------------
                                           24,281,477          24,281       4,173,252      (4,372,301)       (174,768)
                                         ------------    ------------    ------------    ------------    ------------

Shares Issued for Cash
  November 2004                                 8,000               8           7,992
  March 2005                                   40,500              40          40,460
  June 2005                                    50,000              50          49,950
                                         ------------    ------------    ------------
                                               98,500              98          98,402
                                         ------------    ------------    ------------
Net Loss for the year ended
  September 30, 2005                                                                          (46,059)
                                         ------------    ------------    ------------    ------------    ------------
                                           24,379,977          24,379       4,271,654    $ (4,418,360)   $   (122,327)
                                         ------------    ------------    ------------    ------------    ------------
Net Profit for the year Ended
  September 30, 2006                                                                     $    233,474
                                         ------------    ------------    ------------    ------------    ------------
                                           24,379,977          24,379       4,271,654    $ (4,184,886)   $    111,147
                                         ------------    ------------    ------------    ------------    ------------

Total Shares


See accompanying notes to financial statements.


                     BARRINGTON SCIENCES CORPORATION AND SUBSIDIARIES
                               (A Development Stage Company)
                           Consolidated Statements of Cash Flows
                          Years Ended September 30, 2006 and 2005
           For the Period From Inception (August 22, 2001) to September 30, 2006

                                                                               Period From
                                                        Years Ended            Inception To
                                                        September 30,          September 30,
                                                     2006           2005           2006
                                                 -----------    -----------    -----------


Net income (loss)                                $   233,474    $   (46,059)   $(4,184,886)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Services provided for common stock                   --             --             --
   Depreciation                                         --             --             --
   Asset impairment losses                              --             --             --
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                  --             --             --
   Inventory                                            --             --             --
   Prepaid expenses                                     --             --             --
   Recoverable tax credit                               --             --             --
   Deferred charges                                     --             --             --
Increase (decrease) in:                                 --
   Accounts payable                                   41,773        (21,851)       147,860
   Bank overdraft                                       --             --             --
                                                 -----------    -----------    -----------
  Total adjustments                                   41,773        (21,851)       147,860
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   operating activities                              275,247        (67,910)    (4,037,026)

Cash flows from investing activities:
   Acquisition of property & equipment                  --             --             --
   Investment in joint venture (loss)                335,759           --
   Additions to intangible assets                       --             --             --
   Purchase of bank indebtedness of subsidiary          --             --             --
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                              335,759           --             --
                                                 -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                   --           98,500      4,296,033
   Loans from related parties                       (394,533)        (1,731)          --
                                                 -----------    -----------    -----------
  Net cash provided by (used in)
   financing activities                             (394,534)        96,769      4,296,033
                                                 -----------    -----------    -----------

Increase (decrease) in cash                          216,472         28,859        259,007
Cash and cash equivalents,
 beginning of period                                  42,535         13,676           --
                                                 -----------    -----------    -----------
Cash and cash equivalents,
 end of period                                   $   259,007    $    42,535    $   259,007
                                                 ===========    ===========    ===========


See accompanying notes to financial statements.

                                            14

                         BARRINGTON SCIENCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

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

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Going Concern
     -------------

     The Company experienced significant operating losses since inception totaling approximately $4,200,000. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

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

                         BARRINGTON SCIENCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

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

     Disclosure about Fair Value of Financial Instruments
     ----------------------------------------------------

     The Company estimates that the fair value of all financial instruments as of September 30, 2006 and 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                         BARRINGTON SCIENCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

                                 (U.S. DOLLARS)


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         BARRINGTON SCIENCES CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

                                 (U.S. DOLLARS)


NOTE 4 INVESTMENT IN WEIHAI BARRINGTON BIOLOGICAL ENGINERRING CO. LTD. (JOINT VENTURE)

     The Company and Shangdon Weigao Group of Weihai own Weihai Barrington Biological Engineering Co. Ltd., the joint venture in China equally. During the 2003, the Company has contributed $400,000 as registered capital of the joint venture. The joint venture has been unable to obtain the necessary licenses to market its products. Consequently the joint venture was terminated in the current year. Liquidation proceeds of $335,759 was received by the Company during the year end September 30, 2006.

NOTE 5   RELATED PARTY TRANSATIONS
                                             2006             2005

      Due to directors and officers             0          $ 393.309
                                                -          ---------

     The amounts due to directors and officers are non-interest bearing and have no set terms of repayment.

     During the year the Company reversed related party payables in the amount of $291 ,508 as the debts had been forgiven by the lenders. The balance was repaid in the year.

     During the years, the Company, pursuant to the terms of various management and service agreements, paid or made provision in the accounts for the payments of the following amounts to its directors and officers.

                                               2006            2005
                                             -------         -------
     Management fees                         $  --           $16,800
     Consulting fees                           6,000           3,600
                                             -------         -------
                                             $ 6.000         $20.400
                                             -------         -------


NOTE 6   COMPARITIVE FIGURES

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

NAME & POSITION                             DATE: May 1, 2007


/S/ George Moore
----------------
    George Moore
    President CEO and Director


/S/ Lorne Broten
----------------
    Lorne Broten
    CFO and Director


/S/ Dr. Anthony Reynolds
------------------------
    Dr. Anthony Reynolds
    Director


/S/ Jim Lambright
-----------------
    Jim Lambright
    Director