Form 10-Q
period 2006-12-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Second quarter ended                           Commission file number
December 31, 2006                                      33-27042-NY
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of December 31, 2006 was 24,379,977. The aggregate common stock held by non-affiliates on December 31, 2006 was 11,148,989.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements

Independent Registered Auditors Report                                         4

Balance Sheet - at December 31, 2006                                           5

Statements of Operations - for the
  quarters ended December 31, 2006 and
  December, 2005                                                               6

Statement of Cash Flows - for the
  Quarters ended December 31, 2006
  and 2005                                                                     7

Notes to Financial Statements                                                  8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            9

Item 4.  Controls and Procedures                                               9

                           Part II. Other Information

Item 1.  Submission of Matters to a
            Vote of Security Holders                                           9
Item 2.  Changes in Securities                                                 9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of December 31, 2006, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


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


/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 18, 2007



             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 o Fax: (702)253-7501

                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                 Balance Sheet
                            As at December 31, 2006

Current assets:
  Cash                                                                  219,511
                                                                     ----------
      Total current assets                                              219,511
                                                                     ----------

                                                                     ----------
    Total assets                                                        219,511
                                                                     ----------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                              117,360
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized; 24,379977 issued
    and outstanding                                                      24,379
  Additional paid in Capital                                          4,271,654
                                                                     ----------
  Losses accumulated during the                                       4,296,033
                                                                     ----------
    development stage                                                (4,193,882)

       Total stockholders' equity                                       102,151
                                                                     ----------
Total liabilities and stockholders' equity                              219,511
                                                                     ==========


See accompanying notes


The Financial Statements have been prepared by Management


                                   BARRINGTON SCIENCES CORPORATION
                                  (A development stage enterprise)
                                      STATEMENTS OF OPERATIONS
                         For the three months ended December 31, 2006 and 2005

                                                                                              Period
                                                                                            Inception To
                                           Oct to Dec 06   Oct to Dec 05  To Sept 30, 2006  Dec 31, 2006
                                           -------------   -------------  ----------------  ------------

 Sales                                      $       --                      $     10,736    $     10,736

 Costs and Expenses
  Cost of sales                                     --                            17,437          17,437
  Selling, general and administrative              8,996             105       2,180,903       2,189,899
  Write-down of goodwill                                                         910,249         910,249
  Write-down of intangibles and inventory           --                           812,546         812,546
  Write-down of other assets                        --              --           233,794         233,794
                                            ------------    ------------    ------------    ------------
                                                   8,996             105       4,154,929       4,163,925
                                            ------------    ------------    ------------    ------------

(Loss) from operations                            (8,996)           (105)     (4,144,193)     (4,153,189)

Other income (expense)
  Interest expense                                  --              --           (40,693)        (40,693)
                                            ------------    ------------    ------------    ------------
                                                    --                           (40,692)        (40,692)

Net (loss)                                  $     (8,996)   $       (105)   $ (4,184,885)   $ (4,193,882)
                                            ============    ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $     (0.000)   $     (0.010)   $      (0.18)
                                            ============    ============    ============

Weighted average shares outstanding           24,379,977      24,278,477      24,379,977
                                            ============    ============    ============


See accompanying notes


                                       BARRINGTON SCIENCES CORPORATION
                                       (A development stage enterprise)
                                            STATEMENTS OF CASH FLOWS
                               For the three months ended December 3, 2006 and 2005
                                                   (Unaudited)

                                                                                                          Inception
                                                      Dec 06            Dec 05       To Sept 30,2006       to date
                                                    ----------        ----------     ---------------      ----------
OPERATING ACTIVITIES
Net Loss                                                (8,996)             (105)       (4,184,886)       (4,193,882)
Items not affecting cash:                                                                                          0
  Services provided for common stock                                                             0                 0
  Depreciation and amortization                              0                 0                 0                 0
  Asset imparment loss                                                                           0                 0
Changes in non-cash working capital:                                                                               0
  Accounts receivable                                        0                 0                 0                 0
Subscriptions Recievable                                                                                           0
  Prepaids and other current assets                          0                 0                 0                 0
Bank Overdraft                                               0                 0                                   0
  Accounts payable and accrued liabilities                   0              (327)          147,860           117,360
Inventory                                                                                        0                 0
Payable Related Parties /other                               0                 0                 0                 0
                                                    ----------        ----------        ----------        ----------
Cash flow used by operating activities                  (8,996)             (432)       (4,037,026)       (4,076,522)
                                                    ----------        ----------        ----------        ----------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                                                                  0                 0
Additions to Intangible Assets                                                                   0                 0
Disposal of Fixed Assets                                                                                           0
Investment in Joint Venture                                  0                                   0                 0
Purchase of Bank Indebtedness from susiduary                                                     0                 0
                                                    ----------        ----------        ----------        ----------
Cash flow from investing activities                          0                 0                 0                 0
                                                    ----------        ----------        ----------        ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                                    0                 0         4,296,033         4,296,033
Loans from related parties                                   0           (17,376)                0                 0
                                                    ----------        ----------        ----------        ----------
Cash flow from financing activities                          0           (17,376)        4,296,033         4,296,033
                                                    ----------        ----------        ----------        ----------

INCREASE IN CASH FLOW                                   (8,996)          (17,808)          259,007           219,511
CASH - Beginning of period                             259,007            42,534                 0
                                                    ----------        ----------        ----------        ----------
CASH - End of period                                   250,011            24,726           259,007           219,511
                                                    ----------        ----------        ----------        ----------


See accompanying notes

                                                     7

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006


1. Basis of presentation

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

          (b) Liquidity and capital resources Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2005 and 2006 for the first quarter. Operating costs decreased as the company curtailed all activities due to cash constraints. Total operating costs increased from $105 in 2005 to $8,996 in 2006. The costs consisted of: Professional Fees and some office costs.


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

BARRINGTON SCIENCES CORPORATION


By: /s/ Lorne Broten               Date:  May 1, 2007
   ------------------
   Lorne Broten
   CFO and Director (Principal Financial Officer)

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