Form 10-Q
period 2007-03-31
BARRINGTON SCIENCES CORP
filed 2007-05-11
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Second quarter ended                           Commission file number
March 31, 2007                                         33-27042-NY
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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

The number of shares of the Common Stock of the registrant outstanding as of March 31, 2007 was 24,381,767. The aggregate common stock held by non-affiliates on March 31, 2007 was 8,712,825.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
Part I.  Financial Information

Item 1.  Financial Statements

Independent Registered Auditors Report                                      4

Balance Sheet - at March 31, 2007                                           5

Statements of Operations - for the
  Six Months Ended March 31, 2007 and
  March 31, 2006                                                          6-7

Statement of Cash Flows - for the
  Six Months Ended March 31, 2007
  and 2006                                                                  8

Notes to Financial Statements                                               9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        10

Item 4.  Controls and Procedures                                           10

                           Part II. Other Information

Item 1.  Submission of Matters to a
              Vote of Security Holders                                     10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
Barrington Sciences Corporation

We have reviewed the accompanying balance sheet of Barrington Sciences Corporation as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Barrington Sciences Corporation

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 1, 2007






             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 o Fax: (702)253-7501

                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                                 Balance Sheet
                              As at March 31, 2007

Current assets:
  Cash                                                                   21,863
  Funds in Trust Account                                                170,955
                                                                     ----------
      Total current assets                                              192,818
                                                                     ----------

                                                                     ----------
    Total assets                                                        192,818
                                                                     ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                               96,160
                                                                     ----------
Stockholders' equity:
  Common stock $.001 par value;
    100,000,000 authorized; 24,381,767 issued
    and outstanding                                                      24,381
  Additional paid in Capital                                          4,271,652
                                                                     ----------
  Losses accumulated during the                                       4,296,033
                                                                     ----------
    development stage                                                (4,199,375)

       Total stockholders' equity                                        96,658
                                                                     ----------
Total liabilities and stockholders' equity                              192,818
                                                                     ==========

See accompanying notes


The Financial Statements have been prepared by Management


                                 BARRINGTON SCIENCES CORPORATION
                                 (A development stage enterprise)
                                     STATEMENTS OF OPERATIONS
                         For the six months ended March 31, 2007 and 2006


                                                         For the period ended               Inception To
                                             31-Mar-07       31-Mar-06    To Sept 30, 2006   31-Mar-07
                                            ------------    ------------  ----------------  ------------

 Sales                                      $       --                      $     10,736    $     10,736

 Costs and Expenses
  Cost of sales                                     --                            17,437          17,437
  Selling, general and administrative             14,490           1,323       2,180,903       2,195,393
  Write-down of goodwill                                                         910,248         910,248
  Write-down of intangibles and inventory           --                           812,546         812,546
  Write-down of other assets                        --              --           233,794         233,794
                                            ------------    ------------    ------------    ------------
                                                  14,490           1,323       4,154,928       4,169,418
                                            ------------    ------------    ------------    ------------

(Loss) from operations                           (14,490)         (1,323)     (4,144,192)     (4,158,682)

Other income (expense)
  Interest expense                                  --              --           (40,693)        (40,693)
                                            ------------    ------------    ------------    ------------
                                                    --                           (40,692)        (40,692)

Net (loss)                                  $    (14,490)   $     (1,323)   $ (4,184,884)   $ (4,199,375)
                                            ============    ============    ============    ============

Per share information:
Basic and diluted (loss)
  per common share                          $     (0.000)   $     (0.010)   $      (0.18)
                                            ============    ============    ============

Weighted average shares outstanding           24,381,767      24,381,767      24,381,767
                                            ============    ============    ============


See accompanying notes


                        BARRINGTON SCIENCES CORPORATION
                        (A development stage enterprise)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2007 and 2006

                                                      Quarter          Quarter
                                                    March 2007       March 2006
                                                    -----------      -----------

 Sales                                              $      --        $      --
  Cost of sales                                                             --
  Selling, general and administrative                     5,494            1,323

                                                    -----------      -----------
(Loss) from operations                                    5,494            9,443
                                                    ===========      ===========
Net (loss)                                          $     5,494      $     9,443
Per share information:
Basic and diluted (loss)
  per common share                                  $     0.000      $     0.000
                                                    -----------      -----------

Weighted average shares outstanding                  24,381,767       24,381,767
                                                    -----------      -----------


See accompanying notes


                                BARRINGTON SCIENCES CORPORATION
                               (A development stage enterprise)
                                   STATEMENTS OF CASH FLOWS
                        For the Six months ended March 31, 2007 and 2006
                                         (Unaudited)

                                                                                         Inception
                                                Mar 2007      Mar 2006  To Sept 30,2006   to date
                                               ----------    ---------- ---------------  ----------
OPERATING ACTIVITIES
Net Loss                                          (14,490)       (1,323)   (4,184,886)   (4,199,375)
Items not affecting cash:                                                                         0
  Services provided for common stock                                                0             0
  Depreciation and amortization                         0             0             0             0
  Asset imparment loss                                                              0             0
Changes in non-cash working capital:                                                              0
  Accounts receivable                                   0             0             0             0
Subscriptions Recievable                                                                          0
  Prepaids and other current assets                     0             0             0             0
Bank Overdraft                                          0             0                           0
  Accounts payable and accrued liabilities        (51,700)       (3,227)      147,860        96,160
Inventory                                                                           0             0
Payable Related Parties /other                          0       (34,464)            0             0
                                               ----------    ----------    ----------    ----------
Cash flow used by operating activities            (66,190)      (39,014)   (4,037,026)   (4,103,215)
                                               ----------    ----------    ----------    ----------

INVESTING ACTIVITIES
Purchase of capital assets/Sale                                                     0             0
Additions to Intangible Assets                                                      0             0
Disposal of Fixed Assets                                                                          0
Investment in Joint Venture                             0                           0             0
Purchase of Bank Indebtedness from susiduary                                        0             0
                                               ----------    ----------    ----------    ----------
Cash flow from investing activities                     0             0             0             0
                                               ----------    ----------    ----------    ----------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                               0             0     4,296,033     4,296,033
Loans from related parties                              0             0             0             0
                                               ----------    ----------    ----------    ----------
Cash flow from financing activities                     0             0     4,296,033     4,296,033
                                               ----------    ----------    ----------    ----------

INCREASE IN CASH FLOW                             (66,190)      (39,014)      259,007       192,818
CASH - Beginning of period                        259,007        42,534                           0
                                               ----------    ----------    ----------    ----------
CASH - End of period                              192,817         3,520       259,007       192,818
                                               ----------    ----------    ----------    ----------

See accompanying notes

                                               8

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007


1. Basis of presentation
------------------------

     General
     -------

          On December 30, 2002, Barrington Sciences Corporation ("BSC") completed the sale of its assets to Financial Express Corporation ("FEC"), a public Nevada corporation, in a reverse merger. The accompanying financial statements include the accounts of Barrington Sciences Corporation and its wholly owned subsidiaries, and the activity of FEC from the date of acquisition. In connection with the transaction, the fiscal year of BSC, September 30, was adopted.

          The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q. accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

          (b) Liquidity and capital resources Management has abandoned efforts to raise equity for future development of its operations Instead it is seeking a viable alternative to vend into the company

          (c) Comparison of 2006 and 2007 for the first quarter. Operating costs decreased as the company curtailed all activities due to cash constraints. Total operating costs increased from $1,323 in 2006 to $5,494 in 2007. The costs consisted of: Professional Fees.


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

BARRINGTON SCIENCES CORPORATION


By: /s/Lorne Broten                 Date:  May 4, 2007
----------------------
Lorne Broten
CFO and Director (Principal Financial Officer)

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