Form 10-Q
period 2007-06-30
BAXX SYSTEMS INC.
filed 2007-08-14
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Third quarter ended                             Commission file number
June 30, 2007                                               33-27042-NY
----------------------------                            ----------------------


                                Baxx Systems Inc.
               --------------------------------------------------
              (Formerly known as: Barrington Sciences Corporation)
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

                  Registrant's telephone number: (604) 868-7400

           Securities registered pursuant to Section 12(b) of the Act:
        NONE                                                     NONE
        ----                                                     ----
(Title of Each Class)                                   (Name of Each Exchange
                                                         on which Registered)

          Securities registered pursuant to Section 12 (g) of the Act:
                                     Common
                                     ------
                                (Title of Class)

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

         (1)  Yes X      No                (2)  Yes  X    No
             -----     -----                     -----   -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No


The number of shares of the Common Stock of the registrant outstanding as of June 30, 2007 was 5,000,000. The aggregate common stock held by non-affiliates on June 30, 2007 was 2,772,666.

                                ----------------

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information
------   ---------------------

Item 1.  Financial Statements
------   ---------------------

Independent Registered Auditors Report                                     4

Balance Sheet - at June 30, 2007                                           5

Statements of Operations - for the
  quarters ended June 30, 2007 and June 30, 2006                           6

Statement of Cash Flows - for the
  Quarters ended June 30, 2007 and 2006                                    6

Notes to Financial Statements                                              7

Item 2.  Management's Discussion and Analysis
------   of Financial Condition and Results of Operations                  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        8
------

Item 4.   Controls and Procedures                                          9
------

                           Part II. Other Information
                           --------------------------

Item 1.  Submission of Matters to a Vote of Security Holders               9
------

Item 2.           Changes in Securities                                    9
------

Item 3.           Defaults Upon Senior Securities                          9
------

Item 4.           Submission of Matters to a Vote of Security Holders      9
------

Item 5.           Other Information                                        9
------

Item 6. Exhibits and Reports on Form 8-K                                  10

                         MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors
Baxx Systems Inc
(Formerly Barrington Sciences Corporation)

We have reviewed the accompanying balance sheet of Baxx Systems Inc as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Baxx Systems Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.




/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
August 13, 2007









             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7499 Fax: (702)253-7501



Baxx Systems Inc.
(Formerly Barrington Science Corporation)
(A development stage enterprise)
Balance Sheet
                                                              June 30, 2007             September 30,
                                                               (Unaudited)                   2006
                                                              -------------             -------------
Current assets:
  Cash                                                            120,673                    259,007
  Prepaid and other current assets                                  2,615                       --
  Inventory                                                         6,857                       --
                                                               ----------                 ----------
      Total current assets                                        130,145                    259,007
                                                               ----------                 ----------


    Total assets                                                  130,145                    259,007
                                                               ==========                 ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                           --                      147,860
                                                               ----------                 ----------
Total Liabilities                                                    --                      147,860
                                                               ----------                 ----------
Stockholders' equity:
  Common stock $.001 par value;
    19,276,700 authorized; 5,000,000 issued
    and outstanding                                                 5,000                      4,700
  Additional paid in Capital                                    4,376,894                  4,291,333
 Accumulated Deficit                                           (4,251,749)                (4,184,886)
                                                               ----------                 ----------
       Total stockholders' equity                                 130,145                    111,147
                                                               ----------                 ----------

Total liabilities and stockholders' equity                        130,145                    259,007
                                                               ==========                 ==========

The accompanying notes are an integral part of these statements






Baxx Systems Inc
(Formerly Barrington Science Corporation)
(A development stage enterprise)
STATEMENTS OF OPERATIONS                               3 Months       3 Months        9 Months       9 Months         From
                                                         Ended          Ended           Ended          Ended       Inception to
                                                     June 30, 2007   June 30, 2006   June 30, 2007  June 30, 2006  June 30, 2007
                                                     -------------   -------------   -------------  -------------  -------------

General and administrative                                 16,317             39         66,863          1,363      2,247,766
                                                       ----------     ----------     ----------     ----------     ----------
(Loss) from operations                                     16,317             39         66,863          1,363      2,247,766
                                                                      ----------     ----------     ----------     ----------
Impairment of Goodwill, Intangible, Other Assets             --             --             --             --        2,003,983
                                                       ----------     ----------     ----------     ----------     ----------
Net (loss)                                                 16,317             39     $   66,863     $    1,363     $4,251,749
                                                       ==========     ==========     ==========     ==========     ==========
Per share information:
Basic and diluted (loss)
  per common share                                          0.003          0.000     $   0.0134     $     0.00
                                                       ==========     ==========     ==========     ==========

Weighted average shares outstanding                     5,000,000      4,700,000      5,000,000      4,700,000
                                                      ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these statements





Baxx Systems Inc
(Formerly Barrington Science Corporation)
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
                                                        9 Months          9 Months            From
                                                          Ended            Ended          Inception to
                                                      June 30, 2007    June 30, 2006     June 30, 2007
                                                      -------------    -------------     -------------
OPERATING ACTIVITIES
Net Loss                                                   (66,863)          (1,362)      (4,251,749)
Items not affecting cash:
  Depreciation and amortization                                  0                0                0
Inventory                                                   (6,857)               0           (6,857)
  Prepaid and other current assets                          (2,615)               0           (2,615)
Bank Overdraft                                                   0                0
  Accounts payable and accrued liabilities                (147,859)          (3,227)               0
Inventory                                                                                          0
Payable Related Parties /other                                   0          (36,464)               0
                                                     ------------------------------------------------
Cash flow used by operating activities                    (224,194)         (41,053)      (4,261,221)
                                                     ------------------------------------------------

INVESTING ACTIVITIES
Fixed Assets                                                     0                0                0

                                                     ------------------------------------------------
Cash flow from investing activities                             0                0                0
                                                                --               --               -
                                                     ------------------------------------------------

FINANCING ACTIVITIES
Increase (decrease) in short term debt
Issuance of common shares                                   85,860                0        4,381,894
                                                     ------------------------------------------------
Cash flow from financing activities                         85,860                0        4,381,894
                                                     ------------------------------------------------

INCREASE IN CASH FLOW                                     (138,334)         (41,053)         120,673
CASH - Beginning of period                                 259,007           42,534                0
                                                     ------------------------------------------------
CASH - End of period                                       120,673            1,481          120,673
                                                     ------------------------------------------------

The accompanying notes are an integral part of these statements

                         BARRINGTON SCIENCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007


1.       Basis of presentation
         ---------------------

             General
             -------

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

              Stockholders' equity
              --------------------

              Basic (loss) per share was computed using the weighted average number of common shares outstanding.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Plan of Operations
------    ----------------------------------------------------------------------

(a)      Plan of Operation

              The Company has generated no revenues from its operations and has been a development stage enterprise since inception.

              Baxx Systems Inc. USA has entered into an agreement with Baxx Systems Inc. Canada for the acquisition of all the issued and outstanding shares of Baxx Canada. On July 10, 2007 the shareholders of Baxx Systems Inc. USA ratified the agreement between the companies and Baxx Systems Canada is now a wholly owned subsidiary of Baxx USA. Baxx Canada holds patents pending for the Intelligent Retrofit System(TM) and will start the commercialization of the product starting immediately. The Intelligent Retrofit System(TM) is an alternative method for window replacement and enhancement. www.inteligentretrofit.com
         --------------------------

              Projections for the next twelve months are as follows:

              Sales:
              Units 4650
              Dollar Value $769,000
              Net Profit B4 Income Tax $42,040

         The company is opening a corporate store in Newmarket Ontario and will setup dealers in various locations throughout Canada and the United States. The company has appointed one dealer for the Lower Mainland area of Vancouver BC and will be appointing more dealers shortly.

         The sales and marketing activity has started in Eastern Canada and plans are in place to create awareness of the system and provide an alternative to window replacement for building owners. Included in these plans are attending PMXPO 2007 in Toronto. (Property Managers Exposition)

                           (b) Liquidity and capital resources

              The Company is currently assessing short and long-term cash requirements based on near term operating needs and requirement to roll out the Intelligent Retrofit System. Management believes that it will be able to raise additional equity capital to meet the Company's liquidity needs, due to the prospects for success with the Company's products. However, the Company has no commitments from potential equity investors and has not generated any revenues from its products or operations.

                           (c) Comparison of 2006 and 2007 for the third
                               quarter.

              Operating costs increased significantly. It incurred fees for finalizing the acquisition of Baxx Canada and for starting up the Intelligent Retrofit business.

              In 2006 costs were incidental $39 Bank Charges. In 2007 Legal fees $830, Mail Out to Shareholders $12692, Office Expenses $1137, Travel 1545, Consulting Fees 11320. The increase in operating expenses reflects the start up of Baxx Systems and communication to shareholders.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
-------   -----------------------


         The company is in the process of developing the internal control requirements and will have them in place when required to.


PART II  Other Information.
-------  ------------------


Item 1.   Legal Proceedings.
------    -----------------

         None

Item 2.   Changes in Securities
-------   ---------------------

         The company rolled back its shares to one share for every 5.18761 shares. See 8 K.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         On June 23, 2007 Form 14 A was mailed to all shareholders which; in addition to the annual meeting notification asked the shareholders to vote on the acquisition of Baxx Systems Inc. Canada. At the meeting on July 10, 2007 the shareholders ratified the agreement.

Item 5. Other Information
-------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)      Exhibits

         None this quarter

         (b) Reports on Form 8-K

         Section 3 Change to Authorized Capital roll back common shares from 100,000,000 to 19,276,700. This resulted in the issued common stock to be 4,700,000.









SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baxx Systems Inc.

By: /s/Lorne Broten                                    Date:  August 13, 2007
  -----------------                                           ---------------
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