Form 10-K
period 2007-09-30
BAXX SYSTEMS INC.
filed 2007-12-17
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                                  ANNUAL REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                                Commission file number
    September 30, 2007                                         33-27042-NY
-------------------------                                ----------------------

                                BAXX SYSTEMS INC.
              (Formerly known as: BARRINGTON SCIENCES CORPORATION)
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

         (1)  Yes [ X ]   No  [  ]                  (2)  Yes [ X ]   No  [  ]


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ X ] No  [   ]



The number of shares of the Common Stock of the registrant outstanding as of September 30, 2007 was 7,022,476. The aggregate common stock held by non-affiliates on September 30, 2007 was 3,169,938.

                                FORM 10-K INDEX

                                     PART I


Item 1.  Description of the Business                                       10

Item 2.  Properties                                                        10

Item 3.  Legal Proceedings                                                 10


Item 4.  Submission of Matters to a Vote of Security Holders               10


                                     PART II

Item 5.  Market for Registrant's Common Equity                             10
         and Related Stockholders Matters

Item 6.  Selected Financial Matters                                        11

Item 7.  Management's Discussion and Analysis of Financial                 11
         Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        12

Item 8.  Financial Statements and Supplementary Data                       12

Item 9.  Changes in and Disagreements with Accountants                     13
              on Accounting and Financial Disclosure


                                    PART III

Item 10. Directors and Executive Officers of Registrant                    14

Item 11. Executive Compensation                                            16

Item 12. Security Ownership of Certain Beneficial Owners and Mgmt          17

Item 13. Certain Relationships and Related Transactions                    17

Item 14. Principal Accounting Services and Fees                            17

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Financial Statements                                                       18

Item 1.  Description of the Business

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


GENERAL

The company was originally incorporated as Financial Express Corporation on January 5, 1989 as Harley Equities Ltd.

On October 17, 2002 the company entered into an agreement with Barrington Sciences International Corporation and changed its name to Barrington Sciences Corporation. On May 9, 2007 Barrington changed its name to Baxx Systems Inc.

On May 15, 2007 Baxx Systems Inc. USA entered into an agreement with Baxx Systems Inc. Canada for the acquisition of all the issued and outstanding shares of Baxx Canada. On July 10, 2007 the shareholders of Baxx Systems Inc. USA ratified the agreement between the companies and Baxx Systems Canada is now a wholly owned subsidiary of Baxx USA. Baxx Canada holds patents pending for the Intelligent Retrofit System(TM) and the commercialization of the product is starting immediately. The Intelligent Retrofit System(TM) is an alternative method for window replacement and enhancement. www.inteligentretrofit.com

The company has opened a corporate dealership in Mississauga, Ontario and has appointed a dealer for the Lower Mainland in British Columbia the company will also appoint dealers in various locations throughout Canada and the United States.

The sales and marketing activity has started in Eastern Canada and on the West Coast by the Dealer. Plans continue to take place to create awareness of the system and provide an alternative to window replacement for building owners. The company had a booth at PMXPO 2007 in Toronto the last week of November 2007. (Property Managers Exposition) The reception and interest in the technology and product was extremely positive.

The construction of multi story commercial and residential buildings has grown enormously over the past 40 years, creating huge opportunities for the supply of new and replacement windows. Buildings that were built in the sixties, seventies and eighties, and are now in need of upgrading, have created a vast opportunity for window professionals. About one half of all the windows sold in the United States and Canada are replacement windows and for the building owner and property manager, replacing the windows has been the only solution available to them.

The Company provides a new and very attractive alternative to replacing windows through the introduction of the Intelligent Retrofit System(TM). The new Intelligent Retrofit System(TM) will address all of the issues concerned in the need to upgrade. The system will significantly increase the overall performance of window conditions as well as installation, enhance the overall appearance of the building, decrease energy costs and provide a more comfortable environment for the occupants. It will do all of this for less than half the cost of replacing the windows.

The Intelligent Retrofit System(TM) consists of highly profiled aluminum extrusions that contain seals and thermal breaks in a component format. These profiles have been uniquely designed to fit over the top of the existing window frame, curtain walls and sashes, providing a positive seal and thereby eliminating the need to remove and replace the existing window.

Industry reports state that the window and door industry in North America will grow significantly throughout the remainder of this decade and well into the next one. The Company will focus on this home market primarily, but cannot ignore the huge opportunities that exist internationally. The construction industry is the third largest player in the Chinese economy and represents tremendous market opportunity for the Intelligent Retrofit System"(TM), as does the rest of the world.

The products are made of extruded aluminum and can be recycled at the end of their life cycle. They fit the cradle-to-cradle profile of production - use - recovery - recycle. Use of the IR System will eliminate waste materials, which are typically taken to the landfill. The Company will make application for approval under the Energy Star program, offering tax benefits and grants to building owners who reduce energy use.

The Company will deliver and install its products through a network of trained and certified dealers, first in North America and later to foreign markets that present immediate opportunity for the Company and its network.


AVAILABLE INFORMATION

The Company files annual and quarterly reports (Forms 10-K and 10-Q with the U.S. Securities and Exchange Commission and such other supplemental current reports (Form 8-K) as may be required or appropriate from time to time.

These reports may be found at http://www.sec.gov/edgar.shtml.

Information about the Company may also be found at the Company's WEB site at www.intelligentretrofit.com

---------------------------

The Company currently has no full time employees. The Company uses the part time services of 4 individuals.

Item 1A. Risk Factors

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

No Revenues reported to Date and No Guarantee of Revenues to be reported in the Future

The Company has not achieved any material revenue to date and there is no guarantee that the Company will achieve revenues in the near future or at any time. The Company's financial future is premised upon certain factors beyond the Company's control including: (1) market acceptance of the Company's products;
(2) the quality of the Company's product development; (3) the quality and pricing of the Company's products; (4) the ability of the Company's competitors to develop and market comparable or superior products; and (5) the Company's maintenance and establishment of certain strategic relationships and alliances, as well as on other factors, many of which may be beyond the Company's control. If the Company fails to achieve success in these areas or if the Company's competitors develop superior products, the Company's investors may lose all or part of their investment in the Company.

Additional Capital Is required and No Guarantee that the Company can obtain such Capital

In order to continue its operations and its growth strategies, the Company is seeking additional equity financing. If the Company is unable to obtain adequate financing, there can be no assurance that the Company will be able to successfully implement its business plan or meet its working capital requirements. In addition, the Company may experience rapid growth and may require additional funds to expand its operations or enlarge its organization. While the Company intends to explore a number of options in order to secure alternative financing in the event anticipated financing is not obtained or is insufficient, there can be no assurance that additional financing will be available when needed or on terms favorable to the Company. The failure to obtain sufficient financing may materially affect the Company's ability to expand or to remain in business.

Ability to Attract and Retain High-Quality Management and Employees

The Company's shareholders are fully dependent upon and will rely on the Company's Management to conduct the Company's business. Success of the business depends on the skills and efforts of management and, to a large extent, on the active participation of the Company's executive. The inability to attract, retain and motivate qualified senior management and other skilled employees will adversely affect the Company's business.

Ability to Compete Effectively in Competitive Market

If the Company fails to execute its strategy in a timely or effective manner, its competitors may be able to seize the opportunity the Company has identified. The Company's business strategy is complex and requires that the Company successfully and simultaneously complete many tasks, and the failure to complete any one of these tasks may jeopardize the Company's strategy as a whole.

Certain of the Company's competitors may have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to:

o Adapt to new or emerging developments and to changes in customer requirements more quickly;

o Take advantage of joint venture, acquisition, alliance, and other opportunities more readily; and

o Devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than the Company.

Variations in Revenues and Operating Results Expected

As the Company's business develops and expands, the Company may experience significant quarterly fluctuations in its results of operations. Because of these fluctuations, comparisons of the Company's operating results from period to period may not necessarily be meaningful and should not be relied upon as an indicator of future performance. The Company expects to continue to experience significant fluctuations in its quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control. These factors include:

o    Demand for and market acceptance of the Company's products;
o Introductions of products enhancements by both the Company and by the Company's competitors;
o    Customer retention;

o    The timing and success of the Company's advertising and marketing efforts;
o    costs relating to the expansion of the Company's infrastructure;
o Changes in the Company's pricing policies and the pricing policies of the Company's competitors;
o    Gains or losses of key strategic relationships; and
o    Other general and industry specific economic factors.


Reliance on Third-party Suppliers

In general, the Company purchases raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect upon the Company. Additionally, the Company is not dependent on any one supplier for any of its component parts.


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


Ownership and Control of the Outstanding Common Stock is Concentrated

The Company's directors, executive officers and principal stockholders beneficially own approximately 57% of the Company's outstanding Common Stock. See "Principal Stockholders."


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


No Assurance of Public Trading Market

Although the Company desires to trade on an exchange such as the OTC Bulletin Board, there can be no assurance that the Company will ever be listed on either trading market or, if a listing is obtain, that a regular trading market for the securities will be sustained in either trading market.

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


"Penny Stock" Regulations May Impose Certain Restrictions on Marketability of Securities

A "penny stock" is generally defined by the regulations of the SEC to be any equity security that is not traded on a national securities exchange or NASDAQ that that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If the Company's securities are trading at less than $5.00 per share on the OTC Bulletin Board or the TSX, the Company's securities may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Accredited investors generally have assets in excess of $1,000,000 or an individual annual income exceeding $200,000 or together with the investor's spouse, a joint income of $300,000. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative and current quotations for the securities. If the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of shareholders of the Company to sell their securities on the secondary market.


Item 2.  Properties
         ----------
The Company does not currently lease or own any properties.


Item 3.  Legal Proceedings
         -----------------
     None


Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

     On June 23, 2007 Form 14 A was mailed to all shareholders which; in addition to the annual meeting notification asked the shareholders to vote on the acquisition of Baxx Systems Inc. Canada. At the meeting on July 10, 2007 the shareholders ratified the agreement. It received unanimous approval.

The following persons were elected as Directors with unanimous approval.

George Moore continued from prior year Lorne Broten continued from prior year Jim Lambright continued from prior year Les Geirholm new Director


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                             (A) Stock transactions

The only share transaction in this year is the one reported in Form 14A. There were no stock sales.

Item 6.  Selected Financial Data
         -----------------------

                                                      2007                2006
                                                  ---------            ---------

Revenues                                                  0                    0

Profit (Loss)                                     $(118,328)           $ 233,474

Working Capital                                   $  82,191            $ 111,147


See financial statements and notes for more detail.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ----------------------


LIQUIDITY.

At September 30, 2007 the company had working capital of $82,190.00

OPERATIONS.

BUSINESS PLANS FOR 2007/2008

The company operates a corporate owned dealership in Mississauga Ontario. The part time sales representative has been very active and very successful in creating interest in the Intelligent Retrofit System(TM). He continues to develop sales opportunities and to date has created over $3 million of probable business. The company has now employed a second sales agent who will focus on school boards and Government accounts. The company has prepared quotes and estimates for over 50% of this activity and additional quotes will be prepared within the next few days.

The following are our projections for 2008. It is possible one $500,000 contact will happen in Q - 2.

Budget for 2007 - 2008
----------------------
(in 000's)                    Q-1       Q-2        Q-3       Q-4     Total
--------------------------------------------------------------------------------
Sales
  Direct to Customer           0          0        625       600     1,225

To Dealer                      0          0        150       150       300
--------------------------------------------------------------------------------
Total Sales                    0          0        775       750     1,525
--------------------------------------------------------------------------------
Cost of Sales                  0          0       3888       375       763
--------------------------------------------------------------------------------
Gross Margin                   0          0       3888       375       763
--------------------------------------------------------------------------------
Expenses                      59         59        126       132       376
--------------------------------------------------------------------------------
EBITA                        (59)       (59)       262       243       387
--------------------------------------------------------------------------------


The company already has approximately $3.5 million of orders in the pipe line. Of this amount $500,000 has been confirmed for installation in early 2008.

In order to implement the business plan the company needs to raise working capital. It intends to sell 2.4 million shares in private placements at $0.25 per share.

If the Company is able to raise the needed capital to implement its plans, it is expected that the Company will increase its employment from the current 4 part time employees to a total of approximately 5 full time employees by the end of 2008.


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


Name                                     Position
----                                     --------

George Moore                             President & Chief Executive Officer and
                                         Director Term Expires 2009

Lorne Broten C.M.A.,CMC                  CFO and Director Term Expires 2009

Jim Lambright                            Director Term Expires 2008

Les Geirholm                             Director Term Expires 2008

The Officers are elected annually by the Directors and serve at the discretion of the Board of Directors

George Moore
President & Chief Executive Officer & Director
Mr. Moore was the founder and senior partner of Uni-Ray Inc., a consulting company specializing in concept and business development. His client list included many well-known international companies such as IBM, Xerox, Nortel, Decorating Den Systems and Travelodge. From 1994 to 1996, he served as Director of Franchise Development for Decorating Den Systems Inc. From 1996 to 1999, Mr. Moore was Manager of Business Development, Western Canada, for Travelodge Canada. From 1999 to the present he has served as President and CEO of Baxx.


Lorne H. A. Broten, C.M.A. CMC
Secretary, Treasurer, CFO and Director
Mr. Broten has practiced as a self employed Management Consultant since 1967. Over the past five years he has been involved with a number of start-up companies, including Baxx Systems Inc and a privately owned technology company. In addition he has had a number of consulting jobs for private companies. Mr. Broten is a Certified Management Accountant and a Certified Management Consultant.

Jim Lambright
Director
Jim Lambright is best known for his long association with the University of Washington football program. Jim was the Head Coach of the Husky football team. He won one Pac-10 title and led his teams to four post-season bowl games. After his coaching career he joined Lou Tice and The Pacific Institute as a Vice President and Keynote speaker, encouraging and challenging people to build strong work teams through communication, dedication, commitment, and trust. Building a team on the field requires the same elements as building a team on the production floor, in an office, or in the boardroom.


Les Geirholm
Director
Mr. Geirholm spent most of his career in the newspaper industry. From 1985 to 1991 he was General Advertising Manager for the Vancouver Sun and The Province where he had total responsibility for a department with $40 Million in annual sales. During his tenure with the Southam Group from 1976 to 1991 he also held various other management positions. After leaving Southam he purchased three Academy of Learning College Franchises and became their most successful franchisee in Canada. In 2001 he sold the business and is now semi retired. He continues to work in various endeavors including some residential construction.


Section 12 Beneficial Ownership Reporting Compliance.

To the best of Registrant's knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Registrant pursuant to Rule 16a-3(e) during the Company's most recent fiscal year (2007) and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the persons in the following table served as a director or officer of the Company or owned more than 10 percent of any class of Registrant's equity securities during Registrant's fiscal year ended September 30, 2007.

During 2007 and through the date of the filing of this Form 10-K, there has been no trading of the Company's Common Stock or any other securities issued by the Company. Although the Company will continue to voluntarily file Form 10-Q's for quarters ending during 2007 and a Form 10-K for 2007, the Company is not aware of any filing by the Directors, Officers or 10% shareholders until after the acquisition of Baxx was closed as of May 9, 2007.

The Company believes that all of its Officers and Directors are now current on their filings of applicable forms.

The following table lists all of the Company Officers, Directors and known 10% or more shareholders during 2006.


Name                 Offices Held in 2007                 Forms Filed
----                 --------------------                 -----------

George Moore         President & CEO, Director from       Form 3, March 26, 2003
                     Dec. 13, 2002
Lorne Broten         CFO, Treasurer Director from         Form 3, March 26, 2003
                     December 13, 2002
Jim Lambright        Director from March 31, 2006
Les Geirholm         Director from July 10, 2007

Item 11. Executive Compensation
         ----------------------

The Company did not pay any compensation to its Officers or Directors during 2006. However, in the interest of complete disclosure, Baxx and its subsidiary did pay the following compensation to its Chief Executive Officer in 2007 there were no other Executive Officers who received total compensation of over $100,000 during 2007.


----------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                 Long-Term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                                                       Awards                          Payouts
----------------------------------------------------------------------------------------------------------------------------------
Name and           Year/                               All Other             Restricted       Securities                All
Principle          term of                            Compensation             Stock         underlying         LTIP   Other
Position           service      Salary    Bonus         (fees)                 Awards        SARs/Options     Payouts Compensation
----------------------------------------------------------------------------------------------------------------------------------
George Moore,
CEO                2007                                 42,281*
----------------------------------------------------------------------------------------------------------------------------------


* Consulting fees.

The Chief Executive Officer has not received any other compensation, including any options or other rights to acquire any stock or other interest in the Company. Neither the Chief Executive Officer nor any other executive officer or Director of the Company holds any such rights as of the date of this Form 10-K.








Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table is current as of September 30, 2007.


----------------------------------------- ------------------------------------- --------------------------------------
  Name and address of beneficial owner            Number of Shares of                        Percentage
                                                   Common Stock Owned                       Of Ownership
----------------------------------------- ------------------------------------- --------------------------------------

George Moore *                                        803,614 Note 1                            11.4%
15286 - 98th Ave
Surrey, BC  V$N 2V3
----------------------------------------- ------------------------------------- --------------------------------------
Lorne Broten **                                      803,518 Note 1                             11.4%
1107 Bennet Drive
Port Coquitlam, BC V3C6H2
----------------------------------------- ------------------------------------- --------------------------------------
Charles Payne                                        735,573 Note 1                             10.5%
3213 W. Wheeler Street
PBM 249
Seattle, WA 98199
----------------------------------------- ------------------------------------- --------------------------------------
Paul Alkhoury                                           842,698                                 12.0%
632 McBean Ave
Newmarket, ON L3X 2L5
----------------------------------------- ------------------------------------- --------------------------------------
Jim Lambright                                           667,135                                 9.5%
16319 - 170th Avenue
Woodinville, WA 98072
----------------------------------------- ------------------------------------- --------------------------------------

All Officers and Directors and                         3,852,538                                54.9%
affiliates as a group
----------------------------------------- ------------------------------------- --------------------------------------

* Anne Moore his wife owns 136,479. The balance of the shares are held George Moore.

** Marc Broten son of Lorne Broten owns 136,383 of these shares and Lorne Broten does not have control of them. Lorne Broten Family Trust owns the balance of the shares. Lorne Broten is not a beneficiary of the trust.

*** These shares are owned by Undici Ltd. PO Box 150 Leeward Highway Providenciales Turks & Caicos Islands B.W.I. Estelle Payne, wife of Charles Payne, controls this company.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     None.


Item 14. Principal Accounting Fees and Services
         --------------------------------------

(1)      Audit Fees
         The audit fees for the past two years were $7,500 per year. There have been no other fees from the Principal Accountant
(2)      The company does not have an audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

(a) The financial statements are set forth below. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.


(b)      Reports on Form 8-K

         On July 12, 2007 the company files Form 8-K wherein the company acquired all the issued and outstanding shares of Baxx
         Systems Inc. (Canada)

         On May 14, 2007 Form 8-K was filed wherein the company rolled back the common shares from 100,000,000 to 19,276,700. Also the company changed its name from Barrington Sciences Corporation to Baxx Systems Inc.

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Baxx Systems, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying balance sheet of Baxx Systems, Inc. and Subsidiary (A Development Stage Company) as of September 30, 2007 and September 30, 2006, and the related statements of operations, stockholders' equity and cash flows through September 30, 2007, and Inception on August 22, 2001 through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baxx Systems, Inc. and Subsidiary (A Development Stage Company) as of September 30, 2007 and September 30, 2006 and the results of its operations and its cash flows through September 30, 2007, and Inception on August 22, 2001 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated losses of $4,300,000 through September 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 29, 2007


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501
 -------------------------------------------------------------------------------

                        BAXX SYSTEMS INC. AND SUBSIDUARY
                      (FORMERLEY BARRINGTON SCIENCES CORP)


                       CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                          SEPTEMBER 30, 2007 and 2006

                                 (U.S. DOLLARS)

                        BAXX SYSTEMS INC. AND SUBSIDUARY
                       (FORMERLY BARRINGTON SCIENCES CORP)


                        CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                           SEPTEMBER 30, 2007 and 2006


                                 (U.S. DOLLARS)



                                      INDEX

                                                                           PAGE
                                                                           ----

CONSOLIDATED BALANCE SHEET                                                  F-1

CONSOLIDATED STATEMENT OF OPERATIONS                                        F-2

CONSOLIDATED STATEMENT OF CASH FLOWS                                        F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                              F-4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-5 - F-7

                               Baxx Systems Inc.
                       (Formerly Barrington Sciences Corp)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                         For the Year Ended September 30


                                     ASSETS
                                     ------


                                                          2007          2006
                                                     -----------    -----------
Current assets:
 Cash                                                $    75,656    $   259,007
 Prepaid Expenses & Other                            $     2,007    $      --
 Inventory                                           $     6,647    $      --
                                                     -----------    -----------
  Total Current Assets                               $    84,310    $   259,007
                                                     -----------    -----------

Total assets                                         $    84,310    $   259,007
                                                     -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
 Bank overdraft                                      $      --      $      --
 Accounts payable                                    $     2,120    $   147,860
                                                     -----------    -----------
   Total current liabilities                         $     2,120    $   147,860
                                                     -----------    -----------

Stockholders Equity
Preferred stock, $.001 par value
 25,000,000 shares authorized                        $      --      $      --

Common stock, $.001 par value,
 19,276,700 shares authorized,
 4,700,000 shares issued and outstanding 2006                       $     4,700
 7,022,476 shares issued and outstanding 2007        $     7,022
Additional paid in capital                           $ 4,378,383    $ 4,296,033
(Deficit) accumulated during
d evelopment stage                                   $(4,303,214)   $(4,184,886)
                                                     -----------    -----------
Stockholders Equity                                  $    82,191    $   111,147
                                                     -----------    -----------
Total Liabilities and Stockholders Equity            $    84,311    $   259,007
                                                     -----------    -----------

                See accompanying notes to financial statements.

                               Baxx Systems Inc.
                       (Formerly Barrington Sciences Corp)
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                         For the Year Ended September 30




                                                       2007             2006
                                                   -----------      -----------

Sales                                              $      --        $      --
Costs and Expenses
 Cost of sales                                            --               --
 Selling, general and administrative                   118,328         (233,474)
                                                   -----------      -----------
                                                       118,328         (233,474)
                                                   -----------      -----------
Profit (Loss) from operations                         (118,328)         233,474

Other income (expense)                                    --               --
                                                   -----------      -----------
                                                   -----------      -----------
Net (loss)                                         $  (118,328)     $   233,474
                                                   -----------      -----------
Per share information:
Basic and diluted (loss)
 per common share                                  $     (0.02)     $      0.04
                                                   -----------      -----------
Weighted average shares outstanding                  5,272,337        4,700,000
                                                   -----------      -----------

                 See accompanying notes to financial statements.

                                Baxx Systems Inc.
                       (Formerly Barrington Sciences Corp)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                         For the Year Ended September 30



                                                          2007          2006
                                                       ---------      ---------

Net income (loss)                                      $(118,328)     $ 233,474
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                             --             --
Changes in assets and liabilities:
(Increase) decrease in:
   Accounts receivable                                      --             --
   Inventory                                              (6,647)          --
   Prepaid expenses                                       (2,007)          --
Increase (decrease) in:                                     --
   Accounts payable                                     (145,740)        41,773
   Bank overdraft                                           --             --
                                                       ---------      ---------
 Total adjustments                                      (154,394)        41,773
                                                       ---------      ---------
 Net cash provided by (used in)
   operating activities                                 (272,722)       275,247

Cash flows from investing activities:
   Investment in joint venture (loss)                       --          335,758
                                                       ---------      ---------
 Net cash provided by (used in)
   financing activities                                     --          335,758
                                                       ---------      ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                     89,372           --
   Loans from related parties                               --         (394,533)
                                                       ---------      ---------
 Net cash provided by (used in)
   financing activities                                   89,371       (394,533)
                                                       ---------      ---------

Increase (decrease) in cash                             (183,351)       216,472
Cash and cash equivalents,
beginning of period                                      259,007         42,535
                                                       ---------      ---------
Cash and cash equivalents,
end of period                                          $  75,656      $ 259,007
                                                       ---------      ---------


                See accompanying notes to financial statements.


                                                          Baxx Systems Inc.
                                                 (Formerly Barrington Sciences Corp)
                                                   (A Development Stage Company)
                                     Consolidated Statement of Changes in Stockholders' Equity
                                              For the Year Ended September 30, 2007



                                                      Common Stock             Additional
                                             -----------------------------       Paid-in
Activity                                         Shares          Amount          Capital           Deficit            Total
                                             --------------------------------------------------------------------------------
Balance at inception August 22, 2001                          $       --       $       --       $       --       $       --
Shares issued for cash prior to
reverse acquisition                            14,120,332     $     14,120     $    580,419                      $    594,539
Shares issued for acquisitions
May 2002 at $0.31 per share                     4,552,570     $      4,553     $  1,420,306                      $  1,424,859
Shares issued for conversion
in September 2002 at $1.22 per share              952,344     $        952     $  1,162,117                      $  1,163,069
Net loss for the year ended
September 30, 2002                                                                              $ (1,881,306)    $ (1,881,306)
                                             --------------------------------------------------------------------------------
Balance September 30, 2002                     19,625,246           19,625        3,162,842       (1,881,306)       1,301,161
Shares issued for cash
October 1, 2002 to September 30, 2003           1,339,409     $      1,340     $    823,316                      $    824,656
Shares issued for services in
 2003 at $0.75 per share                           91,266     $         91     $     68,359                      $     68,450
Shares issued for reverse merger with
 Financial Express Corporation                  3,744,701     $      3,745     $     (3,745)
Shares reacquired and cancelled                  (644,105)    $       (644)    $        644
Net Loss for the year ended
 September 30, 2003                                                                             $ (2,087,698)    $ (2,087,698)
                                             --------------------------------------------------------------------------------
Balance September 30, 2003                     24,156,517           24,157        4,051,416       (3,969,004)         106,569
Shares Issued for Cash
October 1, 2003 to September 30, 2004             121,960     $        121     $    121,839                      $    121,960
Issued for Finders Fees                             3,000     $          3     $         (3)                     $       --
Net Loss for the year ended
 September 30, 2004                                                                             $   (403,297)    $   (403,297)
                                             --------------------------------------------------------------------------------
Balance September 30, 2004                     24,281,477           24,281        4,173,252       (4,372,301)        (174,768)
Shares Issued for cash
October 1, 2004 to September 30, 2005              98,500     $         99     $     98,401                      $     98,500
Net Loss for the year ended                                                                             --
 September 30, 2005                                                                             $    (46,059)    $    (46,059)
                                             --------------------------------------------------------------------------------
Balance September 30, 2005                     24,379,977           24,380        4,271,653       (4,418,360)        (122,327)
Net Profit for the year ended
 September 30, 2006                                                                             $    233,474     $    233,474
                                             --------------------------------------------------------------------------------
Balance September 30, 2006                     24,379,977           24,380        4,271,653       (4,184,886)         111,147
Adjustment to number of shares                      1,790                2               (2)
                                             --------------------------------------------------------------------------------
                                               24,381,767           24,382        4,271,651       (4,184,886)         111,147
On April 4, 2007 the company
rolled back the common shares
1 for every 5.18761                           (19,681,767)    $    (19,682)    $     19,682
                                             --------------------------------------------------------------------------------
Balance April 30, 2004                          4,700,000            4,700        4,291,333       (4,184,886)         111,147
Shares issued for Debt
 May 4, 2007                                      300,000     $        300     $     85,561                      $     85,861
Balance May 4, 2007                             5,000,000            5,000        4,376,894       (4,184,886)         197,008
Shares returned to Treasury                    (1,488,762)          (1,489)           1,489
                                             --------------------------------------------------------------------------------
Balance May 4, 2008                             3,511,238            3,511        4,378,383       (4,184,886)         197,008
Shares issued for acquisition
 on July 10, 2007 at $0.001 per share           3,511,238            3,511             --                               3,511
                                             --------------------------------------------------------------------------------
                                                7,022,476            7,022        4,378,383       (4,184,886)         200,519
Net Loss for the Year Ended
 September 30, 2007                                                                                 (118,328)        (118,328)
                                             --------------------------------------------------------------------------------
Balance September 30, 2007                      7,022,476            7,022        4,378,383       (4,303,214)          82,191
                                             --------------------------------------------------------------------------------

                                         See accompanying notes to financial statements.




                                                                                                                           F-4

                        BAXX SYSTEMS INC. AND SUBSIDUARY
                   (FORMERLY BARRINGTON SCIENCES CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

                                 (U.S. DOLLARS)

NOTE 1   ORGANIZATION AND NATURE OF BUSINESS

          Financial Express Corporation ("FEC") was originally incorporated in the State of Nevada on January 5, 1989, as Harley Equities, Inc. During December 2002, the Company completed its acquisition of Barrington Sciences International Corporation's ("BSIC") net assets, subsequently FEC changed its name to Barrington Sciences Corporation (together with its subsidiaries, the Company). The acquisition was accounted for as a reverse takeover and the comparative amounts represent BSIC's financial position, results of operations and cash-flows.

          On May 9, 2007 the company changed its name from Barrington Sciences Corporation to Baxx Systems Inc.

          The Company is a development stage enterprise and is engaged in the development and sale of the "Intelligent Retrofit" system for widows repair.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Going Concern

          The Company experienced significant operating losses since inception totaling approximately $4,300,000. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations.

          Management has prepared an offering memorandum to address this concern and considers that the Company will be able to obtain additional funds by equity financing; however there is no assurance of this additional funding being available.

                        BAXX SYSTEMS INC. AND SUBSIDUARY
                   (FORMERLY BARRINGTON SCIENCES CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

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

          Disclosure about Fair Value of Financial Instruments
          ----------------------------------------------------

          The Company estimates that the fair value of all financial instruments as of September 30, 2007 and 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                        BAXX SYSTEMS INC. AND SUBSIDUARY
                   (FORMERLY BARRINGTON SCIENCES CORPORATION)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (A development stage enterprise)

                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

                                 (U.S. DOLLARS)



NOTE 3    ACQUISITION OF BAXX SYSTEMS INC. (CANADA).

          On May 15, 2007 the Company acquired 100% of the outstanding common stock of Baxx Systems inc. (Canada). Baxx Systems Inc. (Canada) is a start up operation and the owner of the patent pending "Intelligent Retrofit' system for repairing windows. The only asset of Baxx Systems Inc. (Canada) is the patent application. To facilitate this transaction the Directors of Baxx Systems Inc. (Formerly Barrington Science Corporation) cancelled and returned all their shares to treasury. They in turn were issued new shares in Baxx Systems Inc. as outlined in Form 14A. Baxx Systems Inc. issued 3,511,238 shares to the shareholders of Baxx Systems Inc. (Canada) for 100% of the outstanding shares.


NOTE 4    RELATED PARTY TRANSATIONS

          During the years, the Company, pursuant to the terms of various management and service agreements, paid or made provision in the accounts for the payments of the following amounts to its directors and officers.

                                                      2007             2006
                                                      ----             ----
          Consulting Fees                           $75,562           $20,400
                                                    -------           -------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Baxx Systems Inc.


By:  /S/ George Moore                                   Date: December 10, 2007
   ----------------------------
         George Moore
         President and CEO and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


NAME & POSITION                                         DATE: December 10, 2007


/S/ George Moore
--------------------
    George Moore
    President CEO and Director


/S/ Lorne Broten
--------------------
    Lorne Broten
    CFO, Secretary Treasurer and Director

/S/ Les Geirholm
--------------------
    Les Geirholm
    Director

/S/ Jim Lambright
--------------------
   Jim Lambright
   Director