Form 10-Q
period 2007-12-31
BAXX SYSTEMS INC.
filed 2008-02-14
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the First quarter ended                               Commission file number
December 31, 2007                                              33-27042-NY
---------------------------                               ----------------------

                                Baxx Systems Inc.
               --------------------------------------------------
              (Formerly known as: Barrington Sciences Corporation)
             (Exact name of registrant as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
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

         (1)  Yes  X      No                (2)  Yes    X     No
                 -----      -----                     -----       -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      --

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No
    ---      ---


The number of shares of the Common Stock of the registrant outstanding as of December 31, 2007 was 7,022,476. The aggregate common stock held by non-affiliates on December 31, 2007 was 3,169,938.

                  BARRINGTON SCIENCES INTERNATIONAL CORPORATION
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                        Page No.
                                                                        --------
     Part I.  Financial Information

     Item 1.  Financial Statements
     ------   ---------------------

     Independent Registered Auditors Report                                  4

     Balance Sheet - at December 31, 2007                                    5

     Statements of Operations - for the
       quarters ended December 31, 2007 and
              December 31, 2007                                              6

     Statement of Cash Flows - for the
       Quarters ended December 31, 2007 and 2006                             6

     Notes to Financial Statements                                           8

     Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results of Operations                      9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    10

     Item 4.   Controls and Procedures                                      10
     ------

                           Part II. Other Information
                           --------------------------

     Item 1.     Submission of Matters to a
     ------         Vote of Security Holders                                11

     Item 2.     Changes in Securities                                      11
     ------

     Item 3.     Defaults Upon Senior Securities                            11
     ------

     Item 4.     Submission of Matters to a Vote of Security Holders        11
     ------

     Item 5.     Other Information                                          11
     ------

     Item 6. Exhibits and Reports on Form 8-K                               11
             --------------------------------

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED



             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Baxx Systems Inc
(Formerly Barrington Sciences Corporation)
(A Development Stage Enterprise)

We have reviewed the accompanying balance sheet of Baxx Systems Inc as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Baxx Systems Inc

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates, Chartered
Las Vegas, Nevada
February 14, 2008




            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (
                        702) 253-7511 Fax: (702)253-7501

Baxx Systems Inc.
(Formerly Barrington Sciences Corporation)
(A development stage enterprise)
Balance Sheet
As at December 31, 2007


                                                                        Dec 31, 2007       Sept 30, 2007
                                                                         (Unaudited)         (Audited)
                                                                         -------------------------------

Current assets:
  Cash                                                                        9,506              75,656
  Prepaid Expenses & Other                                                    2,248               2,007
  Inventory                                                                   6,647               6,647
                                                                         ----------          ----------

      Total current assets                                                   18,401              84,310
                                                                         ----------          ----------


    Total assets                                                             18,401              84,310
                                                                         ----------          ----------


Liabilities and Stockholders Equity
Current liabilities:
  Accounts payable                                                            2,220               2,120
                                                                         ----------          ----------

Stockholders' equity:
  Common stock $.001 par value;
    19,276,700 authorized; 7,022,476 issued and outstanding                  7,022                7,022
  Additional paid in Capital                                              4,378,383           4,378,383
                                                                         ----------          ----------

                                                                          4,385,405           4,385,405
  Losses accumulated during the                                                --
    development stage                                                    (4,369,224)         (4,303,215)
                                                                         ----------          ----------

       Total stockholders' equity                                            16,181              82,190
                                                                        ----------           ----------

Total liabilities and stockholders' equity                                   18,401              84,310
                                                                        ----------           ----------


The accompanying notes are an integral part of these financial statements.





Baxx Systems Inc
(Formerly Barrington Sciences Corporation)
(A development stage enterprise) STATEMENTS OF OPERATIONS
For the three months ended December 31, 2007 and 2006



                                                     3 Months               3 Months
                                                       Ended                  Ended              Inception To
                                                    Dec 31, 2007           Dec 31, 2006          Dec 31, 2007
                                                    ---------------------------------------------------------

 Sales                                              $      --              $      --              $    10,736

 Costs and Expenses
  Cost of sales                                            --                   17,437
  Selling, general and administrative                    66,010                  8,996              2,365,241
  Write-down of goodwill                                   --                  910,249
  Write-down of intangibles and inventory                  --                     --                  812,546
  Write-down of other assets                               --                     --                  233,794
                                                    -----------            -----------            -----------

                                                         66,010                  8,996              4,339,267
                                                    -----------            -----------            -----------


(Loss) from operations                                  (66,010)                (8,996)            (4,328,531)

Other income (expense)
  Interest expense                                         --                     --                  (40,693)
                                                    -----------            -----------            -----------


Net (loss)                                          $   (66,010)           $    (8,996)           $(4,369,224)
                                                    ===========            ===========            ===========

Per share information:
Basic and diluted (loss)
  per common share                                  $    (0.009)           $    (0.002)
                                                    ===========            ===========

Weighted average shares outstanding                   7,022,476              4,700,000              7,022,476
                                                    ===========            ===========            ===========

The accompanying notes are an integral part of these financial statements.





Baxx Systems Inc
(Formerly Barrington Sciences Corporation)
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the three months ended  December 31, 2007 and 2006
(Unaudited)

                                                                                                                    From Inception
                                                                                                                    August 22, 2001
                                                                                    Dec 31, 2007      Dec 31, 2006   to Dec 31, 2007
                                                                                    ------------------------------------------------

OPERATING ACTIVITIES
Net Loss                                                                                (66,010)           (8,996)       (4,369,224)
Items not affecting cash:
  Depreciation and amortization                                                               0                 0                 0
Changes in Assets and Liabilities
  Accounts receivable                                                                         0                 0                 0
  Inventory                                                                              (6,647)
  Prepaid Expenses                                                                         (241)                0            (2,248)
Increase (decrease) in:                                                                       0                 0
  Accounts payable and accrued liabilities                                                  100                 0             2,220
                                                                                    -----------       -----------       -----------

Net cash provided by (used in) Operating activities                                     (66,151)           (8,996)       (4,375,899)
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
  Acquisition of property & Equipment                                                                                             0
                                                                                    -----------       -----------       -----------

Cash flow from investing activities                                                           0                 0                 0
                                                                                    -----------       -----------       -----------


Cash flows from financing activities
Proceeds from the sale of common stock                                                                                    4,385,405
Loans from related parties                                                                    0                 0                 0
                                                                                    -----------       -----------       -----------
Cash flow from financing activities                                                           0                 0         4,385,405
                                                                                    -----------       -----------       -----------


INCREASE IN CASH FLOW                                                                   (66,151)           (8,996)            9,506
CASH - Beginning of period                                                               75,657           259,007                 0
                                                                                    -----------       -----------       -----------
CASH - End of period                                                                      9,506           250,011             9,506
                                                                                    -----------       -----------       -----------


Cash Paid For:
  Interest                                                                          $      --         $      --         $      --
  Income Taxes                                                                      $      --         $      --         $      --
                                                                                    ===========       ===========       ===========

                                                                                    $      --         $      --         $      --
                                                                                    ===========       ===========       ===========

Non-Cash Activities:
Stock issued for services                                                           $      --         $      --         $    68,450
                                                                                    ===========       ===========       ===========
Stock issued for accounts payable                                                   $      --         $      --         $    85,861
                                                                                    ===========       ===========       ===========
Stock issued for notes payable                                                      $      --         $      --         $ 1,163,069
                                                                                    ===========       ===========       ===========
Stock Issued for Acquisition of Baxx Systems Inc. (Canada)                          $      --         $      --         $     3,511
                                                                                    ===========       ===========       ===========
Stock Issued for reverse merger with Financial Express Corporation                  $      --         $      --         $     3,745
                                                                                    ===========       ===========       ===========
Stock issued for acquisition of ABP Dignostics Inc.                                 $      --         $      --         $ 1,424,859
                                                                                    ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.


                                                               7

                                BAXX SYSTEMS INC.
                   (FORMERLY BARRINGTON SCIENCES CORPORATION)
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

                               December 31, 2007


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

       In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. (3) seek investment from other sources through an offering memorandum. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

       The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following are our projections for 2008. It is possible one contact will close in Q - 2.


Budget for 2007 - 2008
----------------------
(In 000's)
                                    Q-1        Q-2       Q-3       Q-4     Total
                                  ----------------------------------------------
Sales
  Direct to Customer                 0          0        625       600     1,225

To Dealer                            0          0        150       150       300
                                  ----------------------------------------------
Total Sales                          0          0        775       750     1,525
                                  ----------------------------------------------

Cost of Sales                        0          0        388       375       76

                                  ----------------------------------------------
Gross Margin                         0          0        388       375       763
                                  ----------------------------------------------

Expenses                            59         59        126       132       376

                                  ----------------------------------------------
EBITA                              (59)       (59)       262       243       387
                                  ----------------------------------------------


The company already has approximately $3.5 million of orders in the pipe line. Of this amount $500,000 has been identified for installation in early 2008.

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


 Baxx has also recently identified another opportunity and has moved quickly to take full advantage of it. While totally unrelated to the windows industry this new opportunity has a great potential. The product is called Fuel Performance Catalyst (FPC) and when added to gasoline or diesel engines it will greatly increase engine performance, while significantly reducing fuel costs. Baxx has obtained the rights to the exclusive Canadian distributor. Plans are being formulated to develop the opportunity.

     (b) Liquidity and capital resources

The Company is currently assessing short and long-term cash requirements based on near term operating needs and requirement to roll out the Intelligent Retrofit System and FPC Baxx. Management believes that it will be able to raise additional equity capital to meet the Company's liquidity needs, due to the prospects for success with the Company's products. However, the Company has no commitments from potential equity investors and has not generated any revenues from its products or operations.

     (c) Comparison of 2006 and 2007 for the first quarter. Operating costs increased significantly. It incurred fees for finalizing the acquisition of Baxx Canada and for starting up the Intelligent Retrofit business. In 2006 costs were incidental $63 Bank Charges and Professional Fees of $8,934. In 2007 Professional fees $5,727, Office Expenses $1,596, Sales Expenses $7,650, Trade Shows and advertizing $6,202 Consulting Fees $44,480. The increase in operating expenses reflects the start up of Baxx Systems and promotion of the Intelligent Retrofit System. (TM)


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

         None. The Company does not hold any material market risk sensitive instruments.

Item 4.   Controls and Procedures
-------   -----------------------

(a) With the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures our CEO and CFO concluded that our disclosure controls and procedures are effective.

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

         None this quarter.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

         None this quarter

Item 5. Other Information
-------------------------

         (Not applicable)



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         None this quarter

          (b) Reports on Form 8-K

Section 1.01

Entry into a material Definitive Agreement

     1. On January 4, 2008 the Directors of Baxx Systems Inc approved the Agreement between Baxx Systems Inc and Advanced Fuel Technology, INC wherein Baxx Systems Inc. has the exclusive Canadian rights to distribute products manufactured by Advanced Fuel Technologies Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baxx Systems Inc.

By: /s/Lorne Broten                        Date:  February 14, 2008
  -----------------                               -----------------------------
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