Form 10-Q
period 2008-03-31
BAXX SYSTEMS INC.
filed 2008-05-06
CIK 846777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-Q

                                QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Second quarter ended                              Commission file number
March 31, 2008                                                 33-27042-NY
----------------------------                             -- --------------------

                                Baxx Systems Inc.
              (Formerly known as: Barrington Sciences Corporation)
             (Exact name of registrant as specified in its charter)

          Nevada                                                  93-0996537
         ------                                                  ----------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

           1107 Bennet Drive
Port Coquitlam, British Columbia, Canada                           V3C 6H2
----------------------------------------                           -------
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

         (1)  Yes  X      No                (2)  Yes   X    No
                 -----     -----                     -----     -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    Accelerated filer    Non-accelerated filer X
                        ---                 ---                      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  X    No
    ---       ---



The number of shares of the Common Stock of the registrant outstanding as of March 31, 2008 was 1,000,000. The aggregate common stock held by non-affiliates on March 31, 2008 was 593,108.

                                Baxx Systems Inc.
                        (A development stage enterprise)
                          -----------------------------

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

Item 1.  Financial Statements
------   ---------------------

Independent Registered Auditors Report                                     4

Balance Sheet - at March 31, 2008                                          5

Statements of Operations - for the
  quarters ended March 31, 2008 and
         March 31, 2007                                                    6

Statement of Cash Flows - for the
  Six months Ended March 31, 2008
  And March 31, 2007                                                       6

Notes to Financial Statements                                              8

Item 2.  Management's Discussion and Analysis
------   of Financial Condition and Results of Operations                  9


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10
------

Item 4.   Controls and Procedures                                         10
------

                           Part II. Other Information
                           --------------------------

Item 1.           Legal Proceedings                                       11
------

Item 2.           Changes in Securities                                   11
------

Item 3.           Defaults Upon Senior Securities                         11
------

Item 4.           Submission of Matters to a Vote of Security Holders     11
------

Item 5.           Other Information                                       11
------

Item 6. Exhibits and Reports on Form 8-K
------

                          MOORE & ASSOCIATES, CHARTERED

                            ACCOUNTANTS AND ADVISORS
                            ------------------------
                                PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors
Baxx Systems Inc.
(Formerly Barrington Sciences Corporation)
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of Baxx Systems Inc. (A Development Stage Company) as of March 31, 2008, and the related condensed statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and March 31, 2007 and the six-month period ended March 31, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 28, 2008




             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7499 Fax: (702)253-7501


Baxx Systems Inc.
(Formerly Barrington Sciences Corporation)
(A development stage enterprise)
Balance Sheet
As at
                                                    Mar 31, 2008            Sept 30, 2007
                                                     (Unaudited)               (Audited)
                                                    ------------------------------------
Current assets:
  Cash                                                  1,812                     75,656
  Prepaid Expenses & Other                              2,030                      2,007
  Inventory                                             6,647                      6,647
                                                    ------------------------------------
      Total current assets                             10,489                     84,310
                                                    ------------------------------------

                                                    ------------------------------------
    Total assets                                       10,489                     84,310
                                                    ====================================

Liabilities and Stockholders Equity
Current liabilities:
  Accounts payable                                     47,737                      2,120
                                                    ------------------------------------
Stockholders' equity:
  Common stock $.001 par value;
    2,745,000 authorized; 1,000,000 issued
    and outstanding                                     1,000                      1,000
  Additional paid in Capital                        4,384,405                  4,384,405
                                                                              ----------
                                                    4,385,405                  4,385,405
  Losses accumulated during the                          --
    development stage                              (4,422,653)                (4,303,215)
                                                    ------------------------------------
       Total stockholders' equity                     (37,248)                    82,190
                                                    ------------------------------------
Total liabilities and stockholders' equity             10,489                     84,310
                                                    ====================================


      The accompanying notes are an integral part of these financial statements.




Baxx Systems Inc
(Formerly Barrington Sciences Corporation)
(A development stage enterprise)
STATEMENTS OF OPERATIONS
For the period ended March 31
                                                3 Months             3 Months         6 Months            6 Months
                                                  Ended                Ended            Ended               Ended
                                                Mar 31, 2008        Mar 31, 2007     Mar 31, 2008        Mar 31, 2007
                                               ----------------------------------------------------------------------
 Sales                                           $      --          $      --          $      --          $      --

 Costs and Expenses
  Cost of sales                                                                               --
  Selling, general and administrative                 53,429              5,494            119,439             14,490
  Write-down of goodwill                                                                      --
  Write-down of intangibles and inventory                                                     --                 --
  Write-down of other assets                                                                  --                 --
                                                 --------------------------------------------------------------------
                                                      53,429              5,494            119,439             14,490
                                                 --------------------------------------------------------------------

(Loss) from operations                               (53,429)            (5,494)          (119,439)           (14,490)

Other income (expense)
  Interest expense                                      --                 --                 --                 --
                                                 --------------------------------------------------------------------

Net (loss)                                       $   (53,429)       $    (5,494)       $  (119,439)       $   (14,490)
                                                 ===========        ===========        ===========        ===========

Per share information:
Basic and diluted (loss)
  per common share                               $    (0.053)       $    (0.005)       $    (0.119)       $    (0.014)
                                                 ===========        ===========        ===========        ===========

Weighted average shares outstanding                1,000,000          1,000,000          1,000,000          1,000,000
                                                 ===========        ===========        ===========        ===========


                            The accompanying notes are an integral part of these financial statements.




Baxx Systems Inc
(Formerly Barrington Sciences Corporation)
(A development stage enterprise)
STATEMENTS OF CASH FLOWS
For the six months ended  March 31, 2008 and 2007                                                  From Inception
(Unaudited)                                                                                        August 22, 2001
                                                                   Mar 31, 2008      Mar 31, 2007  to Mar 31, 2008
                                                                 -------------------------------------------------

OPERATING ACTIVITIES
Net Loss                                                             (119,439)          (14,490)       (4,422,653)
Items not affecting cash:
  Depreciation and amortization                                          --                --                --
Changes in Assets and Liabilities
  Accounts receivable                                                    --                --                --
  Inventory                                                            (6,647)
  Prepaid Expenses                                                        (22)             --              (2,030)
Increase (decrease) in:                                                  --                --
  Accounts payable and accrued liabilities                             45,617           (51,700)           47,737
                                                                  -----------------------------------------------
Net cash provided by (used in) Operating activities                   (73,844)          (66,190)       (4,383,593)
                                                                  -----------------------------------------------

Cash flows from investing activities:
  Acquisition of property & Equipment
                                                                  -----------------------------------------------
Cash flow from investing activities                                         0                 0                 0
                                                                  -----------------------------------------------

Cash flows from financing activities
Proceeds from the sale of common stock                                                                  4,385,405
Loans from related parties                                                  0                 0                 0
                                                                  -----------------------------------------------
Cash flow from financing activities                                         0                 0         4,385,405
                                                                  -----------------------------------------------

INCREASE IN CASH FLOW                                                 (73,844)          (66,190)            1,812
CASH - Beginning of period                                             75,656           259,007              --
                                                                  -----------------------------------------------
CASH - End of period                                                    1,812           192,817             1,812
                                                                  -----------------------------------------------

Cash Paid For:
  Interest                                                        $      --         $      --         $      --
  Income Taxes                                                    $      --         $      --         $      --
                                                                  ===============================================
Non-Cash Activities:
Stock issued for services                                         $      --         $      --         $    68,450
                                                                  ===============================================
Stock issued for accounts payable                                 $      --         $      --         $    85,861
                                                                  ===============================================
Stock issued for notes payable                                    $      --         $      --         $ 1,163,069
                                                                  ===============================================
Stock Issued for Acquisition of Baxx Systems Inc. (Canada)        $      --         $      --         $     3,511
                                                                  ===============================================
Stock Issued for reverse merger with
Financial Express Corporation                                     $      --         $      --         $     3,745
                                                                  ===============================================
Stock issued for acquisition of ABP Dignostics Inc.               $      --         $      --         $ 1,424,859
                                                                  ===============================================


                     The accompanying notes are an integral part of these financial statements.





NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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



NOTE 3- ROLLBACK SHARES

       On March 17, 2008 the company rolled back the common shares from 19,276,700 to 2,745,000. The total number of common shares issued and outstanding is now 1,000,000. Form 8 K was filed with the SEC.





Item 2.   Management's Discussion and Analysis of Financial Condition and
          Plan of Operations
------    ---------------------------------------------------------------

     (a) Plan of Operation

The company operates a corporate owned dealership in Mississauga Ontario. The part time sales representative has been very active and very successful in creating interest in the Intelligent Retrofit System(TM). He continues to develop sales opportunities and to date has created over $3 million of possible business. The company has now engaged a second sales agent who will focus on school boards and Government accounts. The company has prepared quotes and estimates for over 75% of this activity and additional quotes will be prepared within the next few days.

The following are our projections for 2008. It is possible one contact will close in Q - 3.


Budget for 2007-2008
--------------------
(In 000's)
                             Q - 1             Q - 2             Q - 3           Q - 4            Total
                             --------------------------------------------------------------------------
Sales
  Direct to Customer            0                 0               625              600            1,225
                             --------------------------------------------------------------------------
To Dealer                       0                 0               150              150              300
                             --------------------------------------------------------------------------
Total Sales                     0                 0               775              750            1,525
                             --------------------------------------------------------------------------
Cost of Sales                   0                 0               399              375              763
                             --------------------------------------------------------------------------
Gross Margin                    0                 0               388               37              763
                             --------------------------------------------------------------------------
Expenses                       59                59               126              132              376
                             --------------------------------------------------------------------------
EBITA                         (59)              (59)              262              243              387
                             ==========================================================================


The company already has approximately $4 million of orders in the pipe line. Of this amount $625,000 has been identified for installation in early 2008.

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

 Baxx has also recently identified another opportunity and has moved quickly to take full advantage of it. While totally unrelated to the windows industry this new opportunity has a great potential. The product is called Fuel Performance Catalyst (FPC) and when added to gasoline or diesel engines it will greatly increase engine performance, while significantly reducing fuel costs. Baxx has obtained the rights to the exclusive Canadian distributor. Baxx is looking to assign this agreement to an unrelated party as it is not congruent with Baxx's core business.



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



     (c) Comparison of 2007 and 2008 for six months. Operating costs increased significantly. The company started operations in Ontario to introduce the new product to the market place. This included advances to a sales person and payments for product development. These costs totaled $32,085 for 2008. In 2007 the cost was $0. In 2007 professional fees were $9,418 in 2008 $5,857. In 2007 consulting fees were $5,000 in 2008 $$72,480. In 2007 advertising and promotion costs were $0 in 2008 $6,069. In 2007 office and sundry costs were $72 in 2008 $2,595.

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

         None this quarter


Item 5. Other Information
------  -----------------

         (Not applicable)


Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

     (a) Exhibits

     None this quarter

     (b) Reports on Form 8-K



Section 3

Change to Authorized Capital and shares issued

     1. On March 17, 2008 the registrant, Baxx Systems Inc. (Formerly known as Barrington Sciences Corporation) elected to roll back the common shares from 19,276,700 to 2,745,000 and this resulted in the reducing the issued common shares so that there are only 1,000,000 issued and outstanding. It did not change the percentage of ownership of any shareholder.

                                    Signature


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    Baxx Systems Inc.

                                                    /s/   Lorne Broten
                                                    ----------------------------
                                                    By:  Lorne Broten
                                                    Its: Chief Financial Officer